Form 10-Q
period 2021-06-30
Compute Health Acquisition Corp.
filed 2021-08-16
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, 86,250,000 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,074,065	$47,090
Prepaid expenses	1,126,472	-
Total current assets	2,200,537	47,090
Investments held in Trust Account	862,520,166	-
Deferred offering costs associated with initial public offering	-	282,875
Total Assets	$864,720,703	$329,965

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$147,675	$117,911
Accrued expenses	546,113	21,614
Franchise tax payable	97,584	609
Note payable – related party	-	170,000
Total current liabilities	791,372	310,134
Derivative warrant liabilities	52,707,710	-
Deferred underwriting commissions	30,187,500	-
Promissory note – related party	1,682,200	-
Total liabilities	85,368,782	310,134

Commitments and Contingencies
Class A common stock, $0.0001 par value; 77,435,192 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	774,351,920	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 8,814,808 and 0 shares issued and outstanding (excluding 77,435,192 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	881	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,156	2,156
Additional paid-in capital	20,871,512	22,844
Accumulated deficit	(15,874,548)	(5,169)
Total stockholders’ equity	5,000,001	19,831
Total Liabilities and Stockholders’ Equity	$864,720,703	$329,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$663,775	$1,007,510
Franchise tax expenses	49,315	97,589
Loss from operations	(713,090)	(1,105,099)
Other income (expense)
Change in fair value of derivative warrant liabilities	(9,802,990)	(13,195,740)
Change in fair value of promissory note – related party	(145,180)	(145,180)
Loss on promissory note – related party	(37,020)	(37,020)
Offering costs - derivative warrant liabilities	-	(1,406,506)
Income from investments held in Trust Account	13,108	20,166
Loss before income tax	(10,685,172)	(15,869,379)
Income tax expense	-	-
Net loss	$(10,685,172)	$(15,869,379)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	78,491,967	78,627,770
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$-
Basic and diluted weighted average shares outstanding of non-redeemable common stock	29,320,533	26,936,363
Basic and diluted net loss per share, non-redeemable common stock	$(0.36)	$(0.59)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Sale of units in initial public offering, gross	86,250,000	8,625	-	-	862,491,375	-	862,500,000
Offering costs	-	-	-	-	(47,036,560)	-	(47,036,560)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	19,250,000	-	19,250,000
Fair value of derivative warrant liabilities issued in initial public offering and private placement	-	-	-	-	(39,511,970)	-	(39,511,970)
Common stock subject to possible redemption	(78,503,709)	(7,850)	-	-	(785,029,240)	-	(785,037,090)
Net loss	-	-	-	-	-	(5,184,207)	(5,184,207)
Balance - March 31, 2021 (unaudited)	7,746,291	775	21,562,500	2,156	10,186,449	(5,189,376)	5,000,004
Common stock subject to possible redemption	1,068,517	106	-	-	10,685,063	-	10,685,169
Net loss	-	-	-	-	-	(10,685,172)	(10,685,172)
Balance - June 30, 2021 (unaudited)	8,814,808	$881	21,562,500	$2,156	$20,871,512	$(15,874,548)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(15,869,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	13,195,740
Change in fair value of promissory note – related party	145,180
Loss on promissory note – related party	37,020
Offering costs - derivative warrant liabilities	1,406,506
Income from investments held in Trust Account	(20,166)
Changes in operating assets and liabilities:
Prepaid expenses	(1,126,472)
Accounts payable	143,150
Accrued expenses	152,130
Franchise tax payable	96,975
Net cash used in operating activities	(1,839,316)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(862,500,000)
Net cash used in investing activities	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	2,000
Repayment of note payable to related party	(266,099)
Proceeds received from initial public offering, gross	862,500,000
Proceeds from private placement	19,250,000
Offering costs paid	(17,619,610)
Proceeds from promissory note to related party	1,500,000
Net cash provided by financing activities	865,366,291

Net change in cash	1,026,975

Cash - beginning of the period	47,090
Cash - end of the period	$1,074,065

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$372,369
Offering costs paid by related party under promissory note	$94,099
Deferred underwriting commissions	$30,187,500
Reversal of offering costs included in accounts payable in prior year	$113,386
Derivative warrant liabilities in connection with initial public offering and private placement	$(39,511,970)
Initial value of common stock subject to possible redemption	$788,774,130
Change in value of common stock subject to possible redemption	$(14,422,209)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account ($10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank account, and a working capital of approximately $1.5 million (not taking into account tax obligations of approximately $98,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $266,000 under the Note (as defined in Note 5). The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, $1.5 million was drawn under Working Capital Loans (see Note 5).

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 16, 2021 and February 8, 2021, respectively.

In April 2021, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of February 9, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $39.5 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There would have been no change to total stockholders’ equity as reported. Transaction costs associated with warrant liabilities would be expensed as incurred.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $905,000 in cash equivalents held outside the Trust Account as of June 30, 2021. The Company had no cash equivalents as of December 31, 2020.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheet due to their short-term nature.

The Company has elected the fair value option to account for its Promissory Note – related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Promissory Note – related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses on the unaudited condensed statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 77,435,192 and -0- shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and six months ended June 30, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had deferred tax assets of approximately $185,000 with a full valuation allowance against them. Deferred tax assets were deemed immaterial as of December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as end of the six months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 34,395,833 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Income from investments held in Trust Account	$11,681	$18,105
Less: Company’s portion available to be withdrawn to pay taxes	(11,681)	(18,105)
Net income attributable to Class A common stock subject to possible redemption	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	78,491,967	78,627,770
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$-

Non-redeemable common stock
Numerator: Net Loss minus Net Earnings
Net loss	$(10,685,172)	$(15,869,379)
Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net loss	$(10,685,172)	$(15,869,379)
Denominator: weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	29,320,533	26,936,363
Basic and diluted net loss per share, non-redeemable common stock	$(0.36)	$(0.59)

Recent Accounting Pronouncements

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 86,250,000 Units, including 11,250,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $862.5 million, and incurring offering costs of approximately $48.4 million, of which approximately $30.2 million was for deferred underwriting commissions.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On April 6, 2021, the Company entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note – related party”) with the Sponsor, pursuant to which, the Sponsor, in its sole and absolute discretion, may loan to the Company up to $1,500,000 for costs reasonably related to the Company’s consummation of an initial business combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The Loan Note is subject to customary events if default, including failure by the Company to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of the Company.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one ordinary share of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of June 30, 2021, $1.5 million was drawn on the Promissory Note – related party, presented at it fair value of $1.7 million on the accompanying unaudited condensed balance sheets. There were no Working Capital Loans outstanding as of December 31, 2021.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through June 30, 2021.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Warrants

As of June 30, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,814,808 and -0- shares of Class A common stock issued or outstanding, excluding 77,435,192 and 0 shares subject to possible redemption, respectively.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

Note 9 — Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$862,520,166	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$32,559,380	$-	$-
Derivative warrant liabilities - private warrants	$-	$-	$20,148,330
Promissory note - related party	$-	$-	$1,682,200

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants as of June 30, 2021 was measured utilizing the Level 1 input of the observable listed trading price for such warrants. Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants and Working Capital Loan is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of the Private Placement Warrants at their measurement dates:

	Initial Fair Value	March 31, 2021	June 30, 2021
Volatility	18.0%	18%	20%
Stock price	$9.71	$9.86	$9.82
Expected life of the options to convert	6.5	6.36	6.11
Risk-free rate	0.72%	1.25%	1.05%
Dividend yield	0.0%	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the promissory note – related party at their measurement dates:

	April 13, 2021	June 7, 2021	June 30, 2021
Volatility	63.6%	64.6%	65.7%
Stock price	$1.61	$1.22	$1.57
Expected life of the options to convert	1.32	1.17	1.11
Risk-free rate	0.09%	0.07%	0.09%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	39,511,970
Transfer of Public Warrants to a Level 1 measurement	(24,753,640)
Change in fair value of derivative warrant liabilities	1,283,340
Derivative warrant liabilities at March 31, 2021	16,041,670
Change in fair value of derivative warrant liabilities	4,106,660
Derivative warrant liabilities at June 30, 2021	$20,148,330

The change in the fair value of the Promissory Note – related party measured with Level 3 inputs for the period for the six months ended June 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$-
Initial fair value of Promissory Note- related party - second quarter	1,537,020
Change in fair value of Promissory Note - related party	145,180
Fair Value of Promissory Note - related party, June 30, 2021	1,682,200

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a loss of approximately $10.7 million, which consisted of approximately $664,000 of general and administrative expenses, approximately $49,000 of franchise tax expense, approximately $9.8 million for change in fair value of derivative liabilities, approximately $145,000 for change in fair value of promissory note, approximately $37,000 loss on the promissory note to related party, partially offset by approximately $13,000 gain on the investments held in the Trust Account.

For the six months ended June 30, 2021, we had a loss of approximately $15.9 million, which consisted of approximately $1.0 million of general and administrative expenses, approximately $98,000 of franchise tax expense, approximately $13.2 million for change in fair value of derivative liabilities, approximately $145,000 for change in fair value of promissory note, approximately $37,000 loss on the promissory note to related party, approximately $1.4 million of offering costs to derivative warrant liabilities, partially offset by approximately $20,000 gain on the investments held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.1 million in our operating bank account, and a working capital of approximately $1.5 million (not taking into account tax obligations of approximately $98,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and loan proceeds from our Sponsor of approximately $266,000 under the Note. We repaid the Note in full upon consummation of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, $1.5 million was drawn on the Promissory Note – related party, presented at it fair value of $1.7 million on the accompanying unaudited condensed balance sheets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through June 30, 2021.

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

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative warrant liabilities

We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 77,435,192 and -0- shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the unaudited condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 34,395,833 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

Recent Accounting Pronouncements

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

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

We performed additional analysis as deemed necessary to ensure that our financial statements for quarter ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of June 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 4, 2021, between the Company and Goldman Sachs & Co. LLC, as underwriter.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
4.1	Warrant Agreement, dated February 4, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)
10.1	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Sponsor Warrants Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor.(1)
10.5	Indemnity Agreement, dated February 4, 2021, between the Company and Osama Alswailem.(1)
10.6	Indemnity Agreement, dated February 4, 2021, between the Company and Hani Barhoush.(1)
10.7	Indemnity Agreement, dated February 4, 2021, between the Company and Joshua Fink.(1)
10.8	Indemnity Agreement, dated February 4, 2021, between the Company and Michael Harsh.(1)
10.9	Indemnity Agreement, dated February 4, 2021, between the Company and Omar Ishrak.(1)
10.10	Indemnity Agreement, dated February 4, 2021, between the Company and Jean Nehmé.(1)
10.11	Indemnity Agreement, dated February 4, 2021, between the Company and Gwendolyn A. Watanabe.(1)
10.12	Administrative Services Agreement, dated February 4, 2021, between the Company and the Sponsor.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: August 13, 2021		/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)