Form 10-Q
period 2021-09-30
Compute Health Acquisition Corp.
filed 2021-11-19
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, 86,250,000 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$958,654	$47,090
Prepaid expenses	948,973	-
Total current assets	1,907,627	47,090
Investments held in Trust Account	862,533,417	-
Deferred offering costs associated with initial public offering	-	282,875
Total Assets	$864,441,044	$329,965

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$267,756	$117,911
Accrued expenses	552,893	21,614
Franchise tax payable	147,447	609
Note payable – related party	-	170,000
Total current liabilities	968,096	310,134
Derivative warrant liabilities	33,363,960	-
Deferred underwriting commissions	30,187,500	-
Promissory note – related party	1,384,970	-
Total liabilities	65,904,526	310,134

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 86,250,000 and -0- shares issued and outstanding at $10.00 per share redemption price at September 30, 2021 and December 31, 2020, respectively	862,500,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,156	2,156
Additional paid-in capital	-	22,844
Accumulated deficit	(63,965,638)	(5,169)
Total stockholders’ equity (deficit)	(63,963,482)	19,831
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$864,441,044	$329,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative expenses	$419,772	$1,427,282
Franchise tax expenses	49,863	147,452
Loss from operations	(469,635)	(1,574,734)
Other income (expense)
Change in fair value of derivative warrant liabilities	19,343,750	6,148,010
Change in fair value of promissory note – related party	297,230	152,050
Loss on promissory note – related party	-	(37,020)
Financing costs - derivative warrant liabilities	-	(1,406,506)
Income from investments held in Trust Account	13,251	33,417
Income before income tax	19,184,596	3,315,217
Income tax expense	-	-
Net income	$19,184,596	$3,315,217

Basic and diluted weighted average shares outstanding of Class A common stock	86,250,000	73,928,571
Basic and diluted net income per share, Class A common stock	$0.18	$0.03
Basic and diluted weighted average shares outstanding of Class B common stock	21,562,500	21,160,714
Basic and diluted net income per share, Class B common stock	$0.18	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholder’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Accretion of Class A common stock to redemption amount	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net loss	-	-	-	-	-	(5,184,207)	(5,184,207)
Balance - March 31, 2021 (unaudited) (restated - See Note 2)	-	-	21,562,500	2,156	-	(72,465,062)	(72,462,906)
Net loss	-	-	-	-	-	(10,685,172)	(10,685,172)
Balance - June 30, 2021 (unaudited) (restated - See Note 2)	-	$-	21,562,500	$2,156	$-	$(83,150,234)	$(83,148,078)
Net income	-	-	-	-	-	19,184,596	19,184,596
Balance - September 30, 2021 (unaudited)	-	$-	21,562,500	$2,156	$-	$(63,965,638)	$(63,963,482)

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$3,315,217
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,148,010)
Change in fair value of promissory note – related party	(152,050)
Loss on promissory note – related party	37,020
Financing costs - derivative warrant liabilities	1,406,506
Income from investments held in Trust Account	(33,417)
Changes in operating assets and liabilities:
Prepaid expenses	(948,973)
Accounts payable	263,232
Accrued expenses	158,910
Franchise tax payable	146,838
Net cash used in operating activities	(1,954,727)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(862,500,000)
Net cash used in investing activities	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	2,000
Repayment of note payable to related party	(266,099)
Proceeds received from initial public offering, gross	862,500,000
Proceeds from private placement	19,250,000
Offering costs paid	(17,619,610)
Proceeds from promissory note to related party	1,500,000
Net cash provided by financing activities	865,366,291

Net change in cash	911,564

Cash - beginning of the period	47,090
Cash - end of the period	$958,654

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$372,369
Offering costs paid by related party under promissory note	$94,099
Deferred underwriting commissions	$30,187,500
Reversal of offering costs included in accounts payable in prior year	$113,386

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $959,000 in its operating bank accounts, and a working capital of approximately $1.1 million (not taking into account tax obligations of approximately $147,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021 and December 31, 2020, $1.5 million was drawn under Working Capital Loans (see Note 5).

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on February 16, 2021, and February 8, 2021, respectively.

Restatement to Previously Reported Financial Statements

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

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99 originally issued on September 14, 2021 by the Office of the Chief Accountant and Division of Corporation Finance of the SEC and subsequently updated on November 10, 2021, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A common stock subject to possible redemption as temporary equity and to recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on February 16, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement to the Post-IPO Balance Sheet, including the correction to reflect the Warrants as liabilities, is presented below as in resulted in a reclassification of 3,421,390 Class A common stock from permanent equity to Class A common stock subject to possible redemption..

As of February 9, 2021	As Reported	Adjustment	As Restated
Total assets	$864,232,091		$864,232,091
Derivative warrant liabilities - public warrants	-	24,753,640	24,753,640
Derivative warrant liabilities - private warrants	-	14,758,330	14,758,330
Total liabilities	$30,945,988	$39,511,970	$70,457,958
Class A common stock subject to possible redemption	828,286,100	34,213,900	862,500,000
Preferred stock	-	-	-
Class A common stock	342	(342)	-
Class B common stock	2,156	-	2,156
Additional paid-in capital	5,102,015	(5,102,015)	-
Accumulated deficit	(104,510)	(68,623,513)	(68,728,023)
Total stockholders’ equity (deficit)	$5,000,003	$(73,725,870)	$(68,725,867)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$864,232,091	$-	$864,232,091

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$863,892,591		$863,892,591
Total liabilities	$73,855,497		$73,855,497
Class A common stock subject to possible redemption	785,037,090	77,462,910	862,500,000
Preferred stock	-	-	-
Class A common stock	775	(775)	-
Class B common stock	2,156	-	2,156
Additional paid-in capital	10,186,449	(10,186,449)	-
Accumulated deficit	(5,189,376)	(67,275,686)	(72,465,062)
Total stockholders’ equity (deficit)	$5,000,004	$(77,462,910)	$(72,462,906)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$863,892,591	$-	$863,892,591

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,595,099)	$-	$(1,595,099)
Cash Flows from Investing Activities	$(862,500,000)	$-	$(862,500,000)
Cash Flows from Financing Activities	$864,116,292	$-	$864,116,292
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accounts payable	$250,000	$-	$250,000
Offering costs included in accrued expenses	$372,369	$-	$372,369
Offering costs paid by related party under promissory note	$94,099	$-	$94,099
Deferred underwriting commissions	$30,187,500	$-	$30,187,500
Reversal of offering costs included in accounts payable in prior year	$113,386	$-	$113,386
Derivative warrant liabilities in connection with initial public offering and private placement	$(39,511,970)	$-	$(39,511,970)
Initial value of common stock subject to possible redemption	$788,774,130	$(788,774,130)	$-
Change in value of common stock subject to possible redemption	$(3,737,040)	$3,737,040	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$864,720,703		$864,720,703
Total liabilities	$85,368,782		$85,368,782
Class A common stock subject to possible redemption	774,351,920	88,148,080	862,500,000
Preferred stock	-	-	-
Class A common stock	881	(881)	-
Class B common stock	2,156	-	2,156
Additional paid-in capital	20,871,512	(20,871,512)	-
Accumulated deficit	(15,874,548)	(67,275,687)	(83,150,235)
Total stockholders’ equity (deficit)	$5,000,001	$(88,148,080)	$(83,148,079)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$864,720,703	$-	$864,720,703

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021

	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,839,316)	$-	$(1,839,316)
Cash Flows from Investing Activities	$(862,500,000)	$-	$(862,500,000)
Cash Flows from Financing Activities	$865,366,291	$-	$865,366,291
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$372,369	$-	$372,369
Offering costs paid by related party under promissory note	$94,099	$-	$94,099
Deferred underwriting commissions	$30,187,500	$-	$30,187,500
Reversal of offering costs included in accounts payable in prior year	$113,386	$-	$113,386
Derivative warrant liabilities in connection with initial public offering and private placement	$(39,511,970)	$-	$(39,511,970)
Initial value of common stock subject to possible redemption	$788,774,130	$(788,774,130)	$-
Change in value of common stock subject to possible redemption	$(14,422,209)	$14,422,209	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statements of stockholders’ equity as of March 31 and June 30, 2021:

Statement of Stockholders’ Equity as of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Sale of units in initial public offering, gross	$862,500,000	$(862,500,000)	$-
Offering costs	$(47,036,560)	$47,036,560	$-
Sale of private placement warrants to Sponsor in private placement	$19,250,000	$(19,250,000)	$-
Fair value of derivative warrant liabilities issued in initial public offering and private placement	$(39,511,970)	$39,511,970	$-
Common stock subject to possible redemption	$(785,037,090)	$785,037,090	$-
Excess of cash received over fair value of the private placement warrants		$4,491,670	$4,491,670
Accretion of Class A common stock to redemption amount	$-	$(71,790,200)	$(71,790,200)
Total stockholders’ equity (deficit)	$5,000,004	$(77,462,910)	$(72,462,906)

Statement of Stockholders’ Equity as of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Common stock subject to possible redemption	$10,685,169	$(10,685,169)	$-
Total stockholders’ equity (deficit)	$5,000,001	$(88,148,079)	$(83,148,078)

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	EPS for Class A common stock (redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(5,184,207)	$-	$(5,184,207)
Weighted average shares outstanding	78,870,085	(29,995,085)	48,875,000
Basic and diluted earnings per share	$-	$(0.07)	$(0.07)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(10,685,172)	$-	$(10,685,172)
Weighted average shares outstanding	78,491,967	7,758,033	86,250,000
Basic and diluted earnings per share	$-	$(0.10)	$(0.10)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(15,869,379)	$-	$(15,869,379)
Weighted average shares outstanding	78,627,770	(10,962,024)	67,665,746
Basic and diluted earnings per share	$-	$(0.18)	$(0.18)

	EPS for Class B common stock (non-redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net loss	$(5,184,207)	$-	$(5,184,207)
Weighted average shares outstanding	24,525,702	(4,181,952)	20,343,750
Basic and diluted earnings per share	$(0.21)	$0.14	$(0.07)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(10,685,172)	$-	$(10,685,172)
Weighted average shares outstanding	29,320,533	(7,758,033)	21,562,500
Basic and diluted earnings per share	$(0.36)	$0.26	$(0.10)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net loss	$(15,869,379)	$-	$(15,869,379)
Weighted average shares outstanding	26,936,363	(5,979,871)	20,956,492
Basic and diluted earnings per share	$(0.59)	$0.41	$(0.18)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $905,000 in cash equivalents held outside the Trust Account as of September 30, 2021. The Company had no cash equivalents as of December 31, 2020.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses on the unaudited condensed statement of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”

Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. For the three and nine months ended September 30, 2021, income tax expense for the period was deemed to be immaterial.

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had deferred tax assets of approximately $324,000 with a full valuation allowance against them. Deferred tax assets were deemed immaterial as of December 31, 2020.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as end of quarter September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as end of the nine months ended September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 34,395,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$15,347,677	$3,836,919	$2,577,464	$737,753

Denominator:
Basic and diluted weighted average common stock outstanding	86,250,000	21,562,500	73,928,571	21,160,714

Basic and diluted net income per common stock	$0.18	$0.18	$0.03	$0.03

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of September 30, 2021, $1.5 million was drawn on the Promissory Note – related party, presented at its fair value of $1.4 million on the accompanying unaudited condensed balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through September 30, 2021.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Warrants

As of September 30, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 86,250,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

The Class A common stock subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Accretion of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption	$862,500,000

Note 9 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

Note 10 — Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - US Treasury securities	$862,533,417	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$20,915,630	$-	$-
Derivative warrant liabilities - private warrants	$-	$12,448,330	$-
Promissory note – related party	$-	$-	$1,384,970

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Level 2 instruments include Private Placement Warrants. The Company uses the same quoted market prices from dealers or brokers, and other similar sources as Public Warrants to determine the fair value of its investments.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants as of September 30, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants. Level 3 instruments are comprised of the Working Capital Loan measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Working Capital Loan is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the promissory note – related party at their measurement dates:

	April 13, 2021	June 7, 2021	September 30, 2021
Volatility	63.6%	64.6%	66.1%
Stock price	$1.61	$1.22	$0.97
Expected life of the options to convert	1.32	1.17	0.86
Risk-free rate	0.09%	0.07%	0.08%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	39,511,970
Transfer of Public Warrants to a Level 1 measurement	(24,753,640)
Change in fair value of derivative warrant liabilities	1,283,340
Derivative warrant liabilities at March 31, 2021	16,041,670
Change in fair value of derivative warrant liabilities	4,106,660
Derivative warrant liabilities at June 30, 2021	20,148,330
Transfer of Private Warrants to a Level 2 measurement	(20,148,330)
Derivative warrant liabilities at September 30, 2021	$-

The change in the fair value of the Promissory Note – related party measured with Level 3 inputs for the period for the nine months ended September 30, 2021, is summarized as follows:

Fair Value at January 1, 2021	$-
Initial fair value of Promissory Note - related party - second quarter	1,537,020
Change in fair value of Promissory Note - related party	145,180
Fair Value of Promissory Note - related party, June 30, 2021	1,682,200
Change in fair value of Promissory Note - related party	(297,230)
Fair Value of Promissory Note - related party, September 30, 2021	$1,384,970

Note 11 — Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had an income of approximately $19.2 million, which consisted of approximately $19.3 million for change in fair value of derivative liabilities, approximately $297,000 for change in fair value of promissory note, approximately $13,000 gain on the investments held in the Trust Account, partially offset by approximately $420,000 of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the nine months ended September 30, 2021, we had an income of approximately $3.3 million, which consisted of approximately $6.1 million for change in fair value of derivative liabilities, approximately $152,000 for change in fair value of promissory note, approximately $33,000 gain on the investments held in the Trust Account, partially offset by approximately $1.4 million of general and administrative expenses, approximately $147,000 of franchise tax expense, approximately $37,000 loss on the promissory note to related party and approximately $1.4 million of financing costs to derivative warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $959,000 in our operating bank accounts, and a working capital of approximately $1.1 million (not taking into account tax obligations of approximately $147,000 that may be paid using investment income earned in Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares, and borrowings under a Note from our Sponsor of approximately $266,000. We repaid the Note in full upon consummation of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, $1.5 million was drawn on the Promissory Note – related party, presented at its fair value of $1.4 million on the accompanying unaudited condensed balance sheets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than obligations disclosed herein. No unaudited quarterly operating data is included in this annual report, as we have conducted no operations to date.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through September 30, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, and December 31, 2020, 86,250,000 and -0- shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the unaudited condensed balance sheets.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 34,395,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Co-Chief Executive Officers, one of whom serves as principal executive officer and the other as principal financial officer, performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

COMPUTE HEALTH ACQUISITION CORP.

Date: November 18, 2021		/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)