Form 10-K
period 2021-12-31
Compute Health Acquisition Corp.
filed 2022-03-31
CIK 1828608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40001

COMPUTE HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3449307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1105 North Market Street 4th Floor Wilmington, DE	19890
(Address of Principal Executive Offices)	(Zip Code)

(212) 829-3500

Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-quarter of one redeemable warrant	CPUH.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	CPUH	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CPUH WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s Class A common stock outstanding, other than stock held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $846,975,000.

As of March 30, 2022, there were 86,250,000 shares of the Registrant’s Class A common stock and 21,562,500 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Compute Health Acquisition Corp., a Delaware blank check company incorporated in Delaware. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Compute Health Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” refer to our Sponsor and each of our independent directors.

Item 1.	Business.

Overview

We are a blank check company incorporated in Delaware on October 7, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on opportunities that are emerging at the intersection of computation and healthcare. Our sponsor is Compute Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 86,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), including 11,250,000 over-allotment Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $862.5 million, and incurring offering costs of approximately $48.4 million, of which approximately $30.2 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 12,833,333 Private Placement Warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of approximately $19.3 million.

Upon the closing of the Initial Public Offering and the Private Placement, $862.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, we only intend to complete a Business Combination if the post-transaction we own or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under Investment Company Act.

We intend to complete our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity from inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account ($10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 9, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Effecting a Business Combination

Our Business Strategy

The past few years have seen the doubling of computational power at a rate significantly faster than Moore’s Law. Concurrently, technological devices have steadily progressed to incorporate a growing component of data analytics at their core, with computational capabilities increasingly shifting from the “cloud” to the edge. While edge devices used to mostly collect and send data to the cloud for further processing and analysis and thus play a limited role in the computational process, these devices increasingly incorporate data analysis capabilities at the source, removing any network latency and allowing for faster response times and real-time action. It is, however, an “endless cycle” with sophisticated algorithms having access to even more data being developed in the cloud.

We believe that medical devices have remained largely insulated from these two converging trends, driven by the relative lack of knowledge and capabilities to bridge technological progress and medical applications, despite healthcare data now representing approximately 5% of all the data in the world. For example, while a computed tomography, or CT, image may require 10 to 20 minutes for an expert to read it, we believe that an algorithm could currently read the same image in under a minute, with the likelihood to significantly improve in line with more powerful computational power. This increase in computational power in healthcare is estimated to have the potential to save $300 billion dollars solely in the United States, and AI alone is expected to represent an approximately $45 billion market within healthcare by 2026, an increase from approximately $4.9 billion in 2020, representing approximately 45% growth per annum over a 6-year period.

We believe that while mature players within healthcare are only catching on to the possibilities offered by computational progress, earlier-stage, more nimble companies lack the capabilities, financing and velocity to tackle this technological opportunity at scale. We believe that the experience and expertise of our founders across medical and technological innovations will allow us to bridge both worlds and further accelerate the computational opportunity within healthcare. Further, we believe that our management team’s experience combined with the opportunity that lies at the intersection of computation and healthcare may generate substantial returns over time.

We intend to focus on healthcare businesses that are already leveraging or have the potential to leverage computational power, with an emphasis on companies in the medical device space, including imaging and robotics. We are also interested in companies operating in the virtual care space, including telehealth, care delivery and next-generation payor and provider models. We believe that our knowledge, experience and expertise will add significant value to this space. However, our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region.

Our founders possess a strong combination of executive, strategic, operational, financial and transactional experience in these sectors, and have demonstrated a strong track record of creating significant shareholder value at medical device companies at the forefront of technological advancement, such as Medtronic plc, or a subsidiary thereof, (“Medtronic”), Digital Surgery Limited (“Digital Surgery”) and GE Healthcare Systems. We believe that the experience and expertise of our founders will make us an attractive partner to potential target businesses and bring value through their ability to:

●	bring credibility and access to the global provider and payer network;

●	contribute experience and knowledge around specific healthcare needs and workflows within defined medical specialties;

●	create commercial relationships with key healthcare players;

●	provide deep insight into the future of technology and healthcare, and identify the players who are best positioned to transform the landscape at the intersection of computation and healthcare;

●	implement, where needed, and/or accelerate the scaling of technological innovation, leveraging computation, data and AI;

●	identify and implement underexploited computational improvement opportunities to reshape the growth trajectory; and

●	provide access to capital and other resources through longstanding relationships with the global business and finance community.

When assessing targets, our selection process will capitalize on our founders’ extensive network of relationships, technological expertise, deep industry knowledge, acquisition experience and deal sourcing capabilities to access a broad spectrum of opportunities. More specifically, when searching for acquisition opportunities our founders will rely upon its following key strengths:

●	deep and broad network of relationships with chief executive officers, founders, family owners and private equity sponsors to create a significant pipeline of opportunities;

●	extensive experience in sourcing, structuring, assessing, acquiring, operating, developing, growing, financing and selling businesses;

●	ability to identify private businesses at the intersection of computation and healthcare that we believe will be well received in the public markets based on deep understanding of public market performance and requirements;

●	significant M&A experience, including in consummating transactions at attractive valuations across a wide range of product categories; and

●	history of serving on public company boards and leading public companies to effect change.

In addition to our own sourcing and evaluation capabilities, we have built a board of directors that comprises other leading executives who we expect will deepen our expertise and broaden our network of relationships.

Upon completion of the Initial Public Offering, we will communicate with our global network of relationships to articulate the parameters for our search for a potential Business Combination and begin the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire a company that we believe:

●	lies at the intersection of computation and healthcare, leveraging the power of technological innovation to provide improved efficiency and outcomes, better access to healthcare, and/or streamlines the healthcare pathway;

●	approaches the marketplace with a computational angle, and/or has the potential to benefit and grow through integrating AI;

●	has the potential for a leading position in an attractive segment, with market growth potential in the hospital and community setting;

●	possesses technological and scientific differentiation with scale potential, offering competitive advantages in the markets in which it operates and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	exhibits significant long-term growth prospects, with multiple, diverse drivers of those growth prospects;

●	offers the opportunity for our management team to partner with established leadership teams or business owners to achieve long-term strategic and operational excellence;

●	offers the potential for an attractive risk-adjusted return for our stockholders; and

●	can benefit from being, and is prepared to be, a publicly owned company with access to broader capital markets to help achieve our business strategy and capital structure needs.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial Business Combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

Additional Disclosures

In evaluating a prospective target business, we expect to conduct an extensive due diligence review, which may encompass, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will call upon Dr. Ishrak, Dr. Nehmé and Mr. Fink’s extensive experience, as well as their network of relationships with chief executive officers, board members and members of executive management teams to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion that our initial Business Combination is fair to our company from a financial point of view from either an independent investment banking firm that is a member of FINRA or an independent accounting firm.

Members of our management team will directly or indirectly own Founder Shares (as defined below) and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial Business Combination.

Our officers and directors are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a Business Combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We have not yet selected any Business Combination target, and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on healthcare businesses that are already leveraging or have the potential to leverage computation power, with an emphasis on companies in the medical device space, including imaging and robotics, and companies operating in the virtual care space, including telehealth, care delivery and next-generation payor and provider models.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the initial Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1.A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this prospectus, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination within 24 months after the closing of this offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	Our Chairman, Omar Ishrak, and one of our Co-Chief Executive Officers, Jean Nehmé, are each party to non-competition agreements that could limit the companies and businesses that we may target for an initial business combination. This could negatively impact our prospects for an initial business combination.

●	We may not be able to consummate an initial business combination within 24 months after the closing of this offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this prospectus.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of The New York Stock Exchange (“NYSE”) currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the Business Combination we consummate.

If we seek stockholder approval of our initial Business Combination, our Sponsor, officers and directors have agreed to vote their shares in favor of such initial Business Combination, regardless of how our Public Stockholders vote.

Our Sponsor, officers and directors have agreed to vote any Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, in addition to their Founder Shares, we would need only 32,343,751, or 37.5% (assuming all outstanding shares are voted), of the 86,250,000 Public Shares sold in the Initial Public Offering to be voted in favor of a transaction in order to have our initial Business Combination approved. In addition, in the event Medtronic and The Public Investment Fund of Saudi Arabia (“PIF”) acquire our securities, including up to 8,999,999 of the public Units sold in the Initial Public Offering, which will include up to 8,999,999 Public Shares, and vote those Public Shares in favor of our initial Business Combination, then we would need only 23,343,752 Public Shares in addition to the Medtronic and PIF Public Shares, or 27.1% of the 86,250,000 Public Shares sold in the Initial Public Offering, to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). However, because we generally only need a majority of the outstanding shares to be voted in favor of a proposed Business Combination to have such transaction approved, the number of Public Shares needed to be voted in favor of any transaction decreases as the overall number of Public Shares voted decreases. Accordingly, we would need only 5,390,626, or 6.25%, of the 86,250,000 Public Shares sold in the Initial Public Offering (or none of the 86,250,000 Public Shares sold in the Initial Public Offering in the event that Medtronic and PIF acquire our securities, including up to 8,999,999 of the public Units sold in the Initial Public Offering, which will include up to 8,999,999 Public Shares, and vote those Public Shares in favor of our initial Business Combination) to be voted in favor of a transaction if only the minimum number of shares representing a quorum are voted in order to have our initial Business Combination approved. Our initial stockholders will own shares representing at least 20.0% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor, officers and directors agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Business Combination.

Since our board of directors may complete a Business Combination without seeking stockholder approval, Public Stockholders may not have the right or opportunity to vote on the Business Combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights in connection with the consummation of an initial Business Combination.

The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon completion of our initial Business Combination or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential target businesses, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence. As a result, we may be forced to enter into an agreement for an initial Business Combination on terms that we would have rejected had we had more time to complete a transaction.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our certificate of incorporation provides that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period or during any extended time that we have to consummate a Business Combination beyond 24 months as a result of a stockholder vote to amend our certificate of incorporation (an “Extension Period”), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

If we are unable to complete an initial Business Combination within the 24-month period, we may seek an amendment to our certificate of incorporation to extend the period of time we have to complete an initial Business Combination beyond 24 months. Our certificate of incorporation requires that such an amendment be approved by holders of at least 65% of our outstanding common stock.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed Business Combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase Public Shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of any such transaction could be to (1) vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, if we hold a stockholder meeting to approve a transaction, we may require our Public Stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the Business Combination or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the Private Placement and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent. However, our certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our Public Stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. This may place us at a competitive disadvantage in successfully negotiating and completing an initial Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities (except for our independently registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account, nor will the underwriters of the Initial Public Offering.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per Public Share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per share.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our Public Stockholders are entitled to receive their share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $862,500,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each	of which may make it difficult for us to complete our initial Business Combination.

In	addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent Business Combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Stockholders may be less than $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 24 month from the closing of the Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual stockholder meeting until after the consummation of our initial Business Combination. Our Public Stockholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, Public Stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our Business Combination (a) as holders of our Class A common stock, our Public Stockholders will not have the right to vote on the election of our directors and (b) holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

At or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to shares of our Class A common stock. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete our initial Business Combination with a target business in any industry, sector or geographic area. However, we will not, under our certificate of incorporation, be permitted to complete our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

We may seek acquisition opportunities with an early stage company, a private company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We may also seek to complete our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We may not obtain an opinion from an independent valuation provider, and consequently, you may have no assurance from an independent source that our initial Business Combination is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 300,000,000 shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares of Class B common stock, par value $0.0001 per share, and 3,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 213,750,000 and 8,437,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. As of December 31, 2021, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Our Class B common stock shall only be convertible at the time of our initial Business Combination. However, our certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our certificate of incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial Business Combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

We may effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or a warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial Business Combination.

Our initial stockholders hold 21,562,500 Founder Shares as of the date of this Annual Report, including 21,442,500 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 12,833,333 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $19,250,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial Business Combination within the allocated time period. In addition, we may obtain loans from our initial stockholders, officers, directors, or their affiliates. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline for completing our initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest

●	payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may complete our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we initially intend to focus our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to complete our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our stockholders do not agree.

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (such that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to complete our initial Business Combination, we may seek to amend our certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders or warrant holders may not support.

In order to complete a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our certificate of incorporation or other governing instruments, including to extend the time we have to consummate an initial Business Combination in order to complete our initial Business Combination.

The provisions of our certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon; provided that amendments relating to the appointment or removal of directors prior to our initial Business Combination require a resolution passed by the holders of a majority of shares of our Class B common stock. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that would entitle the holders thereof, prior to our initial Business Combination, to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our certificate of incorporation. The restriction on issuing additional securities described in the prior sentence will expire upon consummation of our initial Business Combination. Our initial stockholders, who collectively beneficially own at least 20.0% of our common stock, may participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which governs our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our Sponsor, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our Public Stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, or to fund the purchase of other companies. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

If we are unable to complete our initial Business Combination, our Public Stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Our initial stockholders will control the election of our board of directors until consummation of our initial Business Combination and will exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock. In addition, prior to our initial Business Combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our certificate of incorporation may only be amended by a resolution passed by the holders of a majority of shares of our Class B common stock. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. In addition, prior to the completion of our initial Business Combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Business Combination.

A provision of our warrant agreement may make it more difficult for use to consummate an initial Business Combination.

If:

●	we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and

●	the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of each warrant will be adjusted such that the effective exercise price per full share will be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per-share redemption trigger price applicable to our warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial Business Combination.

We have issued warrants to purchase 21,562,500 shares of our Class A common stock as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued Private Placement Warrants to purchase an aggregate of 12,833,333 shares of Class A common stock. Our initial stockholders currently own an aggregate of 21,562,500 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our initial stockholders, officers, directors or their affiliates makes any working capital loans, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

To the extent we issue shares of Class A common stock to complete a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the Business Combination. Therefore, our warrants and Founder Shares may make it more difficult to complete a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us (except under certain limited exceptions), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The Private Placement Warrants will not vote on any amendments to the warrant agreement discussed elsewhere in this Annual Report of 10-K.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we complete our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we complete our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex withholding taxes;

●	laws governing the manner in which future Business Combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Since only holders of our Founder Shares will have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our Founder Shares will have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Our initial stockholders may receive additional shares of Class A common stock if we issue certain shares to consummate an initial Business Combination.

The shares of Class B common stock will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of our initial Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including pursuant to a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with our initial Business Combination and excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial Business Combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to the Post-Business Combination Company

There are risks related to the healthcare industry to which we may be subject.

Business Combinations with companies with operations in the healthcare industry entail special considerations and risks. If we are successful in completing a Business Combination with a target business with operations in the healthcare industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

●	Competition could reduce profit margins.

●	Our inability to comply with governmental regulations affecting the healthcare industry could negatively affect our operations.

●	An inability to license or enforce intellectual property rights on which our business may depend.

●	The success of our planned business following consummation of our initial Business Combination may depend on maintaining a well-secured business and technology infrastructure.

●	If we are required to obtain governmental approval of our products, the production of our products could be delayed and we could be required to engage in a lengthy and expensive approval process that may not ultimately be successful.

●	Continuing government and private efforts to contain healthcare costs, including through the implementation of legal and regulatory changes, may reduce our future revenue and our profitability following such Business Combination.

●	Changes in the healthcare related wellness industry and markets for such products affecting our customers or retailing practices could negatively impact customer relationships and our results of operations.

●	The healthcare industry is susceptible to significant liability exposure. If liability claims are brought against us following a Business Combination, it could materially adversely affect our operations.

●	Dependence of our operations upon third-party suppliers, manufacturers or contractors whose failure to perform adequately could disrupt our business.

●	The Affordable Care Act, possible changes to it or its repeal, and how it is implemented could negatively impact our business.

●	A disruption in supply could adversely impact our business.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our Public Stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully complete our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial Business Combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our Business Combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a target business’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our initial Business Combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial Business Combination.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

None of our officers or directors is required to commit his or her full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see section entitled “Item 10. Directs, Executive Officers and Corporate Governance — Conflicts of Interest.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Certain of our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Medtronic and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us and we might be required to seek another entity’s approval prior to engaging with or entering into a business opportunity, although to the best of our knowledge we do not believe that any such entities have an interest in directly acquiring the companies we intend to pursue. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections entitled “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. — Certain Relationships and Related Party Transactions — Administrative Services Agreement.”

Provisions in our certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the U.S. federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulation thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions, however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact we may enter into a Business Combination with a target business that is affiliated with our initial stockholders, directors or officers, or any of their affiliates. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Despite our agreement that, in the event we seek to complete our initial Business Combination with a company business that is affiliated with our initial stockholders, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to us from a financial point of view, potential conflicts of interest still may exist. As a result, the terms of the Business Combination may not be as advantageous to our company and our Public Stockholders as they would be absent any conflicts of interest.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Omar Ishrak, our Chairman, and Jean Nehmé, our Co-Chief Executive Officer, are each party to non-competition agreements that could limit the companies and businesses that we may target for an initial Business Combination. This could negatively impact our prospects for an initial Business Combination.

Omar Ishrak, our Chairman, and Jean Nehmé, our Co-Chief Executive Officer, are each party to separate non-compete agreements with Medtronic. These non-compete agreements preclude Drs. Ishrak and Nehmé from, without the consent of Medtronic, providing services to any business which may compete with Medtronic, without Medtronic’s consent. For Dr. Ishrak, this preclusion applies during his employment by Medtronic and for a term of two years following the end of such employment. Dr. Ishrak’s employment by Medtronic ended in December 2020. For Dr. Nehmé, this preclusion applies during his employment by Medtronic and until the later of February 12, 2023 or six months after the end of such employment. Dr. Nehmé is currently employed by Medtronic. No assurance can be given that Medtronic would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an initial Business Combination with certain businesses, which could limit our prospects for an initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our initial Business Combination does not cause Drs. Ishrak or Nehmé to violate their non-compete agreements, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Drs. Ishrak or Nehmé to be in breach of their non-compete agreements. If a court were to conclude that a violation of the non-compete agreements had occurred, it could enjoin Drs. Ishrak or Nehmé from participating in our company, or enjoin us from engaging in aspects of the business which compete with Medtronic, as applicable. The court could also impose monetary damages against Dr. Ishrak, Dr. Nehmé or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of our Public Shares if we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent Business Combination within the allocated time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 Public Stockholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying shares of Class A common stock or certain exemptions are available.

Pursuant to terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants. We will use our commercially reasonable efforts to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, the initial purchasers and their permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to (i) cure any ambiguity or correct any mistake or defective provision, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then-outstanding Private Placement Warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, unlike many other similarly structured blank check companies, we have the ability to redeem outstanding warrants 90 days after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock and provided certain other conditions are met. We would redeem the warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay fair market value to the warrant holders. We can also redeem the warrants for common stock when the Class A common stock is trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing warrant holders with fair market value in the form of shares of Class A common stock. If we choose to redeem the warrants when the Class A common stock is trading at a price below the exercise price of the warrants, this could result in the warrant holders receiving fewer shares of Class A common stock than they would have received if they had chosen to wait to exercise their warrants for shares of Class A common stock if and when the Class A common stock trades at a price higher than the exercise price of $11.50. Any such redemption may have similar consequences to the redemption described in the above paragraph. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding. Finally, this redemption feature provides a ceiling to the value of your warrants since it locks in the redemption price in the number of Class A common stock to be received if we choose to redeem the warrants for common stock.

Because each unit contains one-quarter of one redeemable warrant and only a whole warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each unit contains one-quarter of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose Units include one share of common stock and one whole warrant or a greater fraction of one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-quarter of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares and the fact that prior to the completion of our initial Business Combination only holders of our shares of Class B common stock, which are held by our initial stockholders, are entitled to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason, each of which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the arrant agreement; and (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act. If you exercise your public warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) of our Class A common stock over the exercise price of the warrants by (y) the fair market value and (B) 0.361 shares of Class A common stock per warrant. The “fair market value” of our Class A common stock for this purpose shall mean the volume-weighted average price of the Class A common stock as reported during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

Certain agreements related to the Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to the Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the Private Placement Warrants purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our Public Stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial Business Combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

General Risk Factors

We are a newly formed company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination with our company and may be unable to complete our initial Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (i) that we will be able to locate a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. Our officers and directors have not had management experience with special purpose acquisition corporations in the past. You should not rely on the historical performance of our management team and their respective affiliates as an indication of the future performance of an investment in our company or the returns we will, or are likely to, generate going forward. In addition, an investment in our company is not an investment in any other entities affiliated with our management team, including Medtronic. Furthermore, our Sponsor is a newly formed entity formed for the sole purpose of holding securities of our company with no operational or historical record.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As described elsewhere in this Annual Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and the Class A commons stock subject to possible redemption we issued in connection with our initial public offering in February 2021. As a result of these material weaknesses, our management has concluded that our internal control over financial reporting were not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of February 16, 2021 and for the quarterly periods ended March 31, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO.

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

As described in Item 8. “Item 8. Financial Statements and Supplementary Data,” we concluded that our internal controls over financial reporting was ineffective as of June 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

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

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among others, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

For the complete list of risks relating to our operations, see the section titled “Item 1A. Risk Factors.” contained in our prospectus dated February 4, 2021.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $837,000 cash in hand, and working capital of approximately $1.4 million (not taking into account tax obligations of approximately $200,000 that may be paid using investment income earned in Trust Account), and a working capital deficit of approximately $1.4 million. Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is February 9, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued the SEC Statement, which focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 21,562,500 Public Warrants and 12,833,333 Private Placement Warrants (collectively, the “Warrants”) issued on February 9, 2021 and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

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

As of the date of this Annual Report on Form 10-K, except for the risk factor described above with respect to changes in value of our warrants, there have been no material changes to the risk factors disclosed in our prospectus dated February 4, 2021 filed with the SEC on February 8, 2021. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1.B.	Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1105 North Market Street, 4th Floor, Wilmington, DE 19890. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for administrative and support services. The Sponsor has waived these fees through September 30, 2021. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on NYSE on February 5, 2021. Each Unit consists of one share of Class A common stock and one-quarter of one redeemable warrant to purchase one share of Class A common stock. On March 26, 2021, we announced that holders of the Units may elect to separately trade shares of the Class A common stock and redeemable warrants included in the Units commencing on March 29, 2021. Any Units not separated continue to trade on the NYSE under the symbol “CPUH.U.” Any underlying shares of Class A Common Stock and redeemable warrants that were separated trade on the NYSE under the symbols “CPUH” and “CPUH WS,” respectively.

(b) Holders

As of March 30, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded shares of Class A common stock, and approximately two holders of record of our redeemable warrants.

(c) Dividends

We have not paid any cash dividends on our shares of Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On October 16, 2020, our Sponsor purchased 21,562,500 shares of our Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our Sponsor agreed to forfeit up to 2,812,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the our issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, these 2,812,500 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 12,833,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $19.3 million.

The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 9, 2021, we consummated our Initial Public Offering of 86,250,000 Units at $10.00 per Unit, generating gross proceeds of $862,500,000. Goldman Sachs & Co. LLC acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252245). The SEC declared the registration statement effective on February 4, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,833,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $19.3 million.

In connection with the Initial Public Offering, we incurred offering costs of approximately $48.4 million (including deferred underwriting commissions of approximately $30.2 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $862.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the our final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Compute Health Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on October 7, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Compute Health Sponsor LLC, a Delaware limited liability company. We intend to complete our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2021, we had an income of approximately $5.8 million, which consisted of approximately $9.2 million for change in fair value of derivative liabilities, approximately $144,000 for change in fair value of promissory note, approximately $50,000 from income from the investments held in the Trust Account, partially offset by approximately $2.0 million of general and administrative expenses, approximately $200,000 of franchise tax expense, approximately $37,000 loss on the promissory note to related party and approximately $1.4 million of financing costs - derivative warrant liabilities.

Liquidity and Going Concern

As indicated in the accompanying financial statements, at December 31, 2021, we had approximately $837,000 cash in hand, and working capital of approximately $1.4 million (not taking into account tax obligations of approximately $200,000 that may be paid using investment income earned in Trust Account). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a capital contribution from our sponsor of $25,000 and borrowings under an unsecured promissory note from our sponsor of approximately $170,000.  We repaid the Note in full upon consummation of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

While we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On April 6, 2021, we entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note - related party”) with our Sponsor, pursuant to which, our Sponsor, in its sole and absolute discretion, may loan to us up to $1,500,000 for costs reasonably related to the consummation of an initial business combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of our Company is effective. The Loan Note is subject to customary events if default, including failure by us to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of our Company.

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of December 31, 2021, $1.4 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

Related Party Transactions

Founder Shares

On October 16, 2020, our Sponsor purchased 21,562,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”) for an aggregate price of $25,000. Our Sponsor agreed to forfeit up to 2,812,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, these 2,812,500 Founder Shares are no longer subject to forfeiture.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On October 16, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the closing of the Initial Public Offering. We borrowed approximately $170,000 under the Note and repaid the Note in full upon consummation of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On April 6, 2021, we entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note - related party”) with our Sponsor, pursuant to which, our Sponsor, in its sole and absolute discretion, may loan to us up to $1,500,000 for costs reasonably related to the consummation of an initial business combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which we consummate our initial business combination and (ii) the date that the winding up of our Company is effective. The Loan Note is subject to customary events if default, including failure by us to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of our Company.

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of December 31, 2021, $1.4 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through December 31, 2021.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our initial stockholders, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, and December 31, 2020, 86,250,000 and -0- shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 34,395,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events.  Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Deferred Legal fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of December 31, 2021, the amount of these fees is approximately $1.0 million, included as deferred legal fees on the accompanying balance sheets included in the financial statements in Part IV Item 15 of this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of Compute Health Acquisition Corp.:
Report of Independent Registered Public Accounting Firm PCAOB ID Number 688	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Compute Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Compute Health Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholder’s deficit and cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and for 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Portland, ME

March 31, 2022

COMPUTE HEALTH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020

Assets:
Current assets:
Cash and cash equivalents	$836,874	$47,090
Prepaid expenses	774,677	-
Total current assets	1,611,551	47,090
Investments held in Trust Account	862,549,773	-
Deferred offering costs associated with initial public offering	-	282,875
Total Assets	$864,161,324	$329,965

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$8,047	$117,911
Accrued expenses	162,917	21,614
Franchise tax payable	200,045	609
Note payable – related party	-	170,000
Total current liabilities	371,009	310,134
Derivative warrant liabilities	30,268,330	-
Deferred underwriting commissions	30,187,500	-
Promissory note – related party	1,392,950	-
Deferred legal costs	957,588	-
Total liabilities	63,177,377	310,134

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 86,250,000 and -0- shares issued and outstanding at $10.00 per share redemption price at December 31, 2021 and December 31, 2020, respectively	862,500,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized ; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at December 31, 2021 and 2020	2,156	2,156
Additional paid-in capital	-	22,844
Accumulated deficit	(61,518,209)	(5,169)
Total stockholders’ equity (deficit)	(61,516,053)	19,831
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$864,161,324	$329,965

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the period from October 7, 2020 (inception) through December 31, 2020
General and administrative expenses	$2,031,261	$4,560
Franchise tax expenses	200,050	609
Loss from operations	(2,231,311)	(5,169)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,243,640	-
Change in fair value of promissory note – related party	144,070	-
Loss on promissory note – related party	(37,020)	-
Financing costs - derivative warrant liabilities	(1,406,506)	-
Income from investments held in Trust Account	49,773	-
Income (loss) before income tax	5,762,646	(5,169)
Income tax expense	-
Net income (loss)	$5,762,646	$(5,169)

Weighted average shares outstanding of Class A common stock, basic and diluted	77,034,247	-
Basic and diluted net income per share, Class A common stock	$0.06	$-

Weighted average shares outstanding of Class B common stock, basic	21,261,986	18,750,000
Weighted average shares outstanding of Class B common stock, diluted	21,562,500	18,750,000
Basic and diluted net income per share, Class B common stock	$0.06	$(0.00)

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Remeasurement of Class A common stock to redemption amount	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net income	-	-	-	-	-	5,762,646	5,762,646
Balance - December 31, 2021	-	-	21,562,500	2,156	-	(61,518,209)	(61,516,053)

FOR THE PERIOD FROM OCTOBER 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - October 7, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	21,562,500	2,156	22,844	-	25,000
Net loss	-	-	-	-	-	(5,169)	(5,169)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the period from October 7, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$5,762,646	$(5,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,243,640)	-
Change in fair value of promissory note – related party	(144,070)	-
Loss on promissory note – related party	37,020	-
Financing costs - derivative warrant liabilities	1,406,506	-
Income from investments held in Trust Account	(49,773)	-
Changes in operating assets and liabilities:
Prepaid expenses	(774,677)	-
Accounts payable	3,523	4,525
Accrued expenses	(231,066)	-
Deferred legal fees	957,588
Franchise tax payable	199,436	609
Net cash used in operating activities	(2,076,507)	(35)

Cash Flows from Investing Activities
Investment of cash in Trust Account	(862,500,000)	-
Net cash used in investing activities	(862,500,000)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	2,000	170,000
Repayment of note payable to related party	(266,099)	-
Proceeds received from initial public offering, gross	862,500,000	-
Proceeds from private placement	19,250,000	-
Offering costs paid	(17,619,610)	(147,875)
Proceeds from promissory note to related party	1,500,000	-
Net cash provided by financing activities	865,366,291	47,125

Net change in cash	789,784	47,090

Cash - beginning of the period	47,090	-
Cash - end of the period	$836,874	$47,090

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$372,369	$21,614
Deferred offering costs included in accounts payable	$-	$113,386
Offering costs paid by related party under promissory note	$94,099	$-
Deferred underwriting commissions	$30,187,500	$-

The accompanying notes are an integral part of these financial statements.

Note 1 - Description of Organization, Business Operations and Liquidity

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

The Company’s sponsor is Compute Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 86,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 11,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $862.5 million, and incurring offering costs of approximately $48.4 million, of which approximately $30.2 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 12,833,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $19.3 million (see Note 4).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $837,000 in its operating bank accounts, and a working capital of approximately $1.4 million (not taking into account tax obligations of approximately $200,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021 and 2020, $1.5 million was drawn under Working Capital Loans (see Note 5).

While management does not believe the Company will need to raise additional funds in order to meet the expenditures required for operating the Company’s business, the Company’s Sponsor or an affiliate of the Company’s Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On April 6, 2021, the Company entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note - related party”) with the Sponsor, pursuant to which, the Sponsor, in its sole and absolute discretion, may loan to us up to $1,500,000 for costs reasonably related to the consummation of an initial business combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which the Company consummate its initial business combination and (ii) the date that the winding up of the Company is effective. The Loan Note is subject to customary events if default, including failure by us to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of our Company.

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of December 31, 2021, $1.4 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $836,000 in cash equivalents held outside the Trust Account as of December 31, 2021. The Company had no cash equivalents as of December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets due to their short-term nature.

The Company has elected the fair value option to account for its Promissory Note - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Promissory Note - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses on the statements of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. Accordingly, as of December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. There were no Class A common stock issued or outstanding as of December 31, 2020.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 34,395,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events.

The calculation of diluted net income (loss) per common stock considers the effect of the Class B founder shares no longer subject to forfeiture and treats these as a contingency resolved at the beginning of the period. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2021		For the period from October 7, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$4,516,156	$1,246,490	$-	$(5,169)

Denominator:
Basic weighted average shares outstanding	77,034,247	21,261,986	-	18,750,000
Effect of dilutive securities	-	300,514	-	-
Diluted weighted average shares outstanding	77,034,247	21,562,500	-	18,750,000

Basic net income (loss) per common stock	$0.06	$0.06	$-	$(0.00)
Diluted net income (loss) per common stock	$0.06	$0.06	$-	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (ASU) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. As permitted by the standard, the Company has elected to early adopt this standard in its first quarter of 2021 with no impact upon adoption.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

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

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,833,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $19.3 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per common share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described below in Note 7 under “Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

Note 5 - Related Party Transactions

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On April 6, 2021, the Company entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note - related party”) with the Sponsor, pursuant to which, the Sponsor, in its sole and absolute discretion, may loan to the Company up to $1.5 million for costs reasonably related to the Company’s consummation of an initial business combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. The Loan Note is subject to customary events if default, including failure by the Company to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of the Company.

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of December 31, 2021, $1.4 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.

Note 6 - Commitments and Contingencies

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through December 31, 2021.

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which its legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. At December 31, 2021, the amount of these fees is approximately $1.0 million, included as deferred legal fees on the accompanying balance sheets

Note 7 - Warrants

As of December 31, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 86,250,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption	$862,500,000

Note 9 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

Note 10 — Income Taxes

The income tax provision (benefit) consists of the following for the year ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	For the period from October 7, 2020 (inception) through December 31, 2020
Current
Federal	$-	$-
State	-	-
Deferred
Federal	(457,429)	(1,085)
State	-	-
Valuation allowance	457,429	1,085
Income tax provision	$-	$-

The Company’s net deferred tax assets are as follows as of December 31, 2021:

	December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$426,839	$958
Net operating loss carryforwards	31,675	128
Total deferred tax assets	458,514	1,085
Valuation allowance	(458,514)	(1,085)
Deferred tax asset, net of allowance	$-	$-

As of December 31, 2021, and December 31, 2020 the Company has available U.S. federal operating loss carry forwards of $150,832 and $609 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $457,000 and $1,000 during the year ended December 31, 2021 and during the period from October 7, 2020 (inception) through December 31, 2020, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year Ended December 31, 2021	For the period from October 7, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(33.7)%	0.0%
Transaction costs allocated to derivative warrant liabilities	5.1%	0.0%
Loss on promissory note – related party	0.1%	0.0%
Change in fair value of promissory note – related party	(0.5)%	0.0%
Change in valuation allowance	7.9%	(21.0)%
Income Taxes Benefit	0.0%	0.0%

The Company files income tax return in the U.S. federal and Delaware jurisdictions. The tax returns are subjection to examination since inception.

Note 11 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$862,549,773	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$18,975,000	$-	$-
Derivative warrant liabilities - private warrants	$-	$11,293,330	$-
Promissory note – related party	$-	$-	$1,392,950

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

Level 2 instruments include Private Placement Warrants. The Company uses the same quoted market prices as the Public Warrants to determine their fair value.

The fair value of the Public Warrants as of December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs used by the estimated fair value of warrants that may be issued upon conversion of the promissory note - related party at their measurement dates:

	April 13, 2021	June 7, 2021	December 31, 2021
Volatility	63.6%	64.6%	67.2%
Stock price	$1.61	$1.22	$0.88
Expected life of the options to convert	1.32	1.17	0.61
Risk-free rate	0.09%	0.07%	0.23%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	39,511,970
Transfer of Public Warrants to a Level 1 measurement	(24,753,640)
Change in fair value of derivative warrant liabilities	5,390,000
Transfer of Private Warrants to a Level 2 measurement	(20,148,330)
Derivative warrant liabilities at December 31, 2021	$-

The change in the fair value of the Promissory Note - related party measured with Level 3 inputs for the period for the year ended December 31, 2021, is summarized as follows:

Fair Value at January 1, 2021	$-
Initial fair value of Promissory Note- related party - second quarter	1,537,020
Change in fair value of Promissory Note - related party	(144,070)
Fair Value of Promissory Note - related party, December 31, 2021	$1,392,950

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to incorrect classification of the redeemable Class A common stock.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, covered by this Annual Report on Form 10-K, other than the circumstances described above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Omar Ishrak	66	Chairman, Director
Jean Nehmé	37	Co-Chief Executive Officer, Director
Joshua Fink	44	Co-Chief Executive Officer, Director
Osama Alswailem	55	Director
Hani Barhoush	46	Director
Michael Harsh	67	Director
Gwendolyn A. Watanabe	50	Director

Dr. Omar Ishrak has been Chairman of our Board of Directors since inception. Dr. Ishrak serves as Chairman of the Board of Directors at Intel. Dr. Ishrak was CEO of Medtronic from June 2011 to April 2020 and served as Executive Chairman and Chairman of the Board of Directors until he stepped down in December 2020. In January 2020, Dr. Ishrak was named independent Chairman of the Board of Directors of Intel. Dr. Ishrak has served as a member of the Intel board since March 2017. Prior to joining Medtronic, Dr. Ishrak was President and CEO of GE Healthcare Systems. He held several other roles at General Electric Company (“GE”) during his 16-year tenure. Earlier in his career, Dr. Ishrak amassed 13 years of technology development and business management experience, holding leadership positions at Diasonics/Vingmed, and various product development and engineering positions at Philips Ultrasound. He was inducted to the American Institute for Medical and Biological Engineering (AIMBE) College of Fellows in 2016 and was elected to the National Academy of Engineering in 2020. Dr. Ishrak serves on the Board of Directors of the Cleveland Clinic, a nonprofit academic medical center. He is also a member of the Board of Trustees of the Asia Society, the leading educational organization dedicated to promoting mutual understanding and strengthening partnerships among peoples, leaders and institutions of Asia and the United States in a global context. In addition, he is a member of the Minnesota Public Radio Board of Trustees. He earned a Bachelor of Science degree and Ph.D. in Electrical Engineering from the University of London, King’s College. He is also a Fellow of King’s College.

Dr. Jean Nehmé has been our co-Chief Executive Officer since inception. Dr. Nehmé co-founded Digital Surgery in 2011 while training in plastic surgery in London and has continued to serve in his role after Digital Surgery was acquired by Medtronic in February 2020 to be integrated into the MITG Robotics division. Dr. Nehmé earned multiple awards for his research in innovation and application of surgical technology and simulation. He has presented at multiple international conferences and won the Founders Forum Singapore Rising Star award and the London Business School Deloitte Digital Health Award in 2015. Dr. Nehmé completed his masters in surgical technology at Imperial College London.

Joshua Fink has been our co-Chief Executive Officer since inception. He is the Managing Partner of Ophir Holdings, a private investment company, which invests across a broad spectrum of industries including technology, healthcare and natural resources. Mr. Fink is Vice Chairman of the Electrum Group LLC, a firm that primarily invests in the mining sector, with a focus on precious metals. Mr. Fink serves as a Senior Advisor at SoftBank Investment Advisors. He is an advisor to 8VC, a leading Silicon Valley venture capital firm founded by Joe Lonsdale. Mr. Fink is the Managing Partner of Luma Bio-IT SPV, an investment vehicle focused on emerging to mid-sized companies in the Bio-IT and pharma-IT spaces. He is also a Founding Partner at Ascendant Capital Partners, a vertically integrated real estate investment and operating vehicle with an investment focus on urban hospitality, data infrastructure and technology-enabled multifamily assets. Mr. Fink holds a BA from the University of Pennsylvania.

Osama Alswailem, MD, MA has been a director since February 2021. He currently serves as the Chief Information Officer at the King Faisal Specialist Hospital & Research Centre. He is responsible for leading the new Healthcare Information Technology Affairs department which has successfully proven itself as an essential strategic partner for the Hospital, having implemented key projects which have resulted in enhanced patient experience, process improvements and patient-focused delivery. He joined the King Faisal Specialist Hospital & Research Centre in 1996 and previously served as a Medical Informatics Consultant and the Medical & Clinical Informatics Director. Dr. Alswailem also serves as an Assistant Professor of Medical Informatics at Al Faisal University. He holds an M.B.B.S. from King Saud University and an M.A. in Biomedical Informatics from Columbia University.

Hani Barhoush has been a director since February 2021. He currently serves as the CEO of Disruptive Investments at Mubadala Investment Company and is responsible for overseeing a number of business Units including Ventures and Growth, Credit Investments, as well as investment programs in France, China, and Russia and CIS. He also oversees Mubadala Capital, Mubadala’s wholly-owned subsidiary focused on 3rd party asset management. He is also a member of Mubadala’s Investment Committee.

Mr. Barhoush joined Mubadala in 2004. Prior to joining Mubadala, Mr. Barhoush was a member of Merrill Lynch’s New York-based investment banking team, where he focused on mergers and acquisitions. Mr. Barhoush holds a B.S.F.S. from Georgetown University’s Edmund A. Walsh School of Foreign Service, an M.P.P. of from Harvard University’s John F. Kennedy School of Government and a J.D. from Harvard Law School.

Michael Harsh has been a director since February 2021. He is a co-founder and Chief Product Officer of Terapede Systems, a digital X-ray startup that focuses on developing an ultra-high resolution medical flat panel X-ray detector. Prior to co-founding Terapede Systems in 2015, Mr. Harsh had a 36-year long career with General Electric, including serving as Global Technology Leader — Imaging Technologies at the GE Global Research Center and culminating with him serving as Vice President and Chief Technology of GE Healthcare. Additionally, he serves on the boards of directors of Endra Life Sciences (NASDAQ: NDRA), Imagion Biosystems (IBX.AX), and EmOpti as well as being a member the Radiological Society of North America (“RSNA”), Research & Education Foundation Board of Trustees. He had previously served as a director for FloDesign Sonics until its acquisition by MilliporeSigma, a division of the Merck Group. Mr. Harsh is a graduate of Marquette University, where he earned a bachelor’s degree in Electrical Engineering. He holds numerous U.S. patents in the field of medical imaging and instrumentation. In 2008, Mr. Harsh was elected to the American Institute for Medical and Biological Engineering College of Fellows for his significant contributions to the medical and biological engineering field.

Gwendolyn A. Watanabe has been a director since February 2021. She is a Managing Director of H.I.G. BioHealth Partners, focusing on investment opportunities in the life sciences sector, including biopharmaceuticals, health care IT, medical devices, and diagnostics. Ms. Watanabe has been active in the life sciences sector for more than 28 years. Previously, she served as the General Manager and Vice President of US Robotics for Smith and Nephew and as the Corporate Vice President of Global Corporate Development, Strategy and Strategic Relationships at Teleflex where for eight years she presided over all global acquisitions. Ms. Watanabe joined Teleflex as a result of Teleflex’s acquisition of Hotspur Technologies, a company she co-founded and served as President and Chief Executive Officer. She was also a co-founder of Nellix Endovascular, Bacchus Vascular and AneuRx, all three of which were medical device companies later acquired by larger strategic players. In addition, Ms. Watanabe has been general partner of several private equity entities. She is currently an observer on the board of Augmedics. Ms. Watanabe holds an M.S. in Mechanical Engineering from Stanford University, as well as an MBA from Harvard Business School. She also holds a B.S. in Mechanical Engineering from the Massachusetts Institute of Technology where she simultaneously completed her pre- med requirements.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Osama Alswailem, Hani Barhoush, Michael Harsh and Gwendolyn A. Watanabe is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members. Our board of directors has been divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Michael Harsh and Gwendolyn A. Watanabe will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Osama Alswailem and Hani Barhoush, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Omar Ishrak, Jean Nehmé and Joshua Fink, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

Prior to our initial Business Combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our Public Shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of our initial Business Combination, holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason. These provisions of our certificate of incorporation may only be amended by a resolution passed by the holders of a majority of shares of our Class B common stock.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, President, Chief Financial Officer, Chief Investment Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of our committees are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Hani Barhoush, Michael Harsh and Gwendolyn A. Watanabe. Gwendolyn A. Watanabe serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Gwendolyn A. Watanabe qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Osama Alswailem, Hani Barhoush and Gwendolyn A. Watanabe. Hani Barhoush serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a Business Combination, except that at the closing of our initial Business Combination, we may pay a customary financial consulting fee, which will not be made from the proceeds of the Initial Public Offering held in the Trust Account prior to the completion of our initial Business Combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources in order to assess, negotiate and consummate an initial Business Combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. We would disclose any such fee in the proxy or tender offer materials used in connection with a proposed Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Osama Alswailem, Michael Harsh and Gwendolyn A. Watanabe. Michael Harsh serves as chairman of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee”) on our website: www.compute-health.com under “Governance – Governance Documents.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Such entities may compete with us for acquisition opportunities. If such entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our Business Combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.”

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our Business Combination. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such allotted time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from them or their affiliates to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Omar Ishrak	Medtronic	Medical Devices	Former Chairman(1)
	Intel	Semiconductors	Chairman
Jean Nehmé	Medtronic	Medical Devices	Employee(2)
Joshua Fink	Ophir Holdings	Investment Company	Managing Partner
	Electrum Group LLC	Investment Company	Vice Chairman
	SoftBank Investment Advisors	Investment Company	Senior Advisor
	Luma Bio-IT SPV	Investment Company	Managing Partner
Osama Alswailem	N/A	N/A	N/A
Hani Barhoush	MDC Capital Management (RS) Limited(3)	Investment Company	Director
	MIC Capital Partners (US) IM, LLC(3)	Investment Company	Manager
Michael Harsh	EmOpti, Inc.	Telehealth Services	Director
	Endra Life Sciences	Life Sciences	Director
	Imagion Biosystems	Life Sciences	Director
Gwendolyn A. Watanabe	H.I.G. BioHealth Partners	Investment Company	Managing Director
	Misonix, Inc.	Medical Devices	Director

(1)	Omar Ishrak is a party to a non-compete agreement with Medtronic. The non-compete agreement precludes Dr. Ishrak from, without the consent of Medtronic, providing services to any business which may compete with Medtronic, without Medtronic’s consent until December 2022. No assurance can be given that Medtronic would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an initial Business Combination with certain businesses, which could limit our prospects for an initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our initial Business Combination does not cause Dr. Ishrak to violate the non-compete agreement, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Dr. Ishrak to be in breach of the non-compete agreement.
(2)	Jean Nehmé is a party to a non-compete agreement with Medtronic. The non-compete agreement precludes Dr. Nehmé from, providing services to any business which may compete with Medtronic, without Medtronic’s consent. The non-competition restriction extends to the later of February 12, 2023 or six months after the end of Dr. Nehmé’s employment by Medtronic. Dr. Nehmé is currently employed by Medtronic. No assurance can be given that Medtronic would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an initial Business Combination with certain businesses, which could limit our prospects for an initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our initial Business Combination does not cause Dr. Nehmé to violate the non-compete agreement, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Dr. Nehmé to be in breach of the non-compete agreement.
(3)	Includes certain of its funds and other affiliates.

Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. In addition, we might be required to seek another entity’s approval prior to engaging with or entering into a business opportunity, although to the best of our knowledge we do not believe that any such entities have an interest in directly acquiring the companies we intend to pursue. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial Business Combination. Our restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial Business Combination with a target business that is affiliated with our initial stockholders, officers, or directors, or any of their respective affiliates. In the event we seek to complete our initial Business Combination with a target business that is affiliated with our initial stockholders, officers or directors, or any of their affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial Business Combination is fair to us from a financial point of view.

In the event that we submit our initial Business Combination to our Public Stockholders for a vote, our Sponsor, officers and directors have agreed to vote any Founder Shares and any Public Shares held by them in favor of our initial Business Combination.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at March 30, 2022 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 30, 2022.

	Number of Shares	Approximate Percentage of Issued and Outstanding Common Stock
Name and Address of Beneficial Owner (1)	Beneficially Owned (2)	Before Offering	After Offering (2)
Compute Health Sponsor LLC (our Sponsor) (3)	21,442,500	100%	19.9%
Jean Nehmé	21,442,500	100%	19.9%
Joshua Fink	21,442,500	100%	19.9%
Omar Ishrak	21,442,500	100%	19.9%
Osama Alswailem	30,000	*	*
Hani Barhoush	30,000	*	*
Michael Harsh	30,000	*	*
Gwendolyn A. Watanabe	30,000	*	*
All directors, officers and director nominees as a group (7 individuals)	21,562,500	100%	20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Compute Health Acquisition Corp, 1105 North Market Street, 4th Floor, Wilmington, DE 19890.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-252245) entitled “Description of Securities.”
(3)	Compute Health Sponsor LLC, our Sponsor, is the record holder of the Class B common stock reported herein. The members of our Sponsor, Drs. Nehmé and Ishrak and Mr. Fink, by virtue of their shared control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.

Immediately after the Initial Public Offering, our initial stockholders will beneficially own 20.0% of the then-issued and outstanding shares of our common stock (assuming they do not purchase any Units in the Initial Public Offering). Each of our officers and directors is, directly or indirectly, a member of our Sponsor. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including approval of our initial Business Combination.

Our Sponsor, officers and directors have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination or amendment to our certificate of incorporation.

Our officers and sponsor are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 12,833,333 Private Placement Warrants, at a price of $1.50 per to the Sponsor, generating proceeds of approximately $19.3 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per common share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described in “Item 8. Financial Statements and Supplementary Data.” under “Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

If we do not complete an Initial Business Combination within 24 months from the closing of the Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Party Notes

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
Audit Fees(1)	$79,245	$10,000
Audit-Related Fees(2)	$5,000	$—
Tax Fees(3)	$8,549	$—
All Other Fees(4)	$—	$—
Total	$92,794	$10,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
4.1(1)	Warrant Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities
10.1(1)	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(1)	Sponsor Warrants Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor.
10.5(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Osama Alswailem.
10.6(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Hani Barhoush.
10.7(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Joshua Fink.
10.8(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Michael Harsh.
10.9(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Omar Ishrak.
10.10(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Jean Nehmé.
10.11(1)	Indemnity Agreement, dated February 4, 2021, between the Company and Gwendolyn A. Watanabe.
10.12(1)	Administrative Services Agreement, dated February 4, 2021, between the Company and the Sponsor.
14.01*	Code of Ethics and Business Conduct of Compute Health Acquisition Corp.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: March 31, 2022	/s/ Joshua Fink
By: Joshua Fink
Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Omar Ishrak
Name:	Omar Ishrak
Title:	Chairman of the Board and Director
Date:	March 31, 2022

/s/ Joshua Fink
Name:	Joshua Fink
Title:	Co-Chief Executive Officer (Principal Financial and Accounting Officer) and Director
Date:	March 31, 2022

/s/ Jean Nehmé
Name:	Jean Nehmé
Title:	Co-Chief Executive Officer (Principal Executive Officer) and Director
Date:	March 31, 2022

/s/ Osama Alswailem
Name:	Osama Alswailem
Title:	Director
Date:	March 31, 2022

/s/ Hani Barhoush
Name:	Hani Barhoush
Title:	Director
Date:	March 31, 2022

/s/ Michael Harsh
Name:	Michael Harsh
Title:	Director
Date:	March 31, 2022

/s/ Gwendolyn A. Watanabe
Name:	Gwendolyn A. Watanabe
Title:	Director
Date:	March 31, 2022