Form 10-Q
period 2022-03-31
Compute Health Acquisition Corp.
filed 2022-05-13
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-40001

Compute Health Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3449307
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1105 North Market Street, 4th Floor Wilmington, Delaware	19890
(Address of principal executive offices)	(Zip Code)

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

As of May 13, 2022, 86,250,000 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$272,498	$836,874
Prepaid expenses	670,333	774,677
Total current assets	942,831	1,611,551
Investments held in Trust Account	862,620,168	862,549,773
Total Assets	$863,562,999	$864,161,324

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$24,350	$8,047
Accrued expenses	4,079	162,917
Franchise tax payable	50,000	200,045
Total current liabilities	78,429	371,009
Derivative warrant liabilities	17,020,530	30,268,330
Deferred underwriting commissions	30,187,500	30,187,500
Promissory note – related party	1,351,360	1,392,950
Deferred legal fees	1,164,857	957,588
Total liabilities	49,802,676	63,177,377

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 86,250,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	862,500,000	862,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	2,156	2,156
Additional paid-in capital	-	-
Accumulated deficit	(48,741,833)	(61,518,209)
Total stockholders’ deficit	(48,739,677)	(61,516,053)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$863,562,999	$864,161,324

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$533,409	$343,735
Franchise tax expenses	50,000	48,274
Loss from operations	(583,409)	(392,009)
Other income (expense)
Change in fair value of derivative warrant liabilities	13,247,800	(3,392,750)
Change in fair value of promissory note – related party	41,590	-
Financing costs - derivative warrant liabilities	-	(1,406,506)
Income from investments held in Trust Account	70,395	7,058
Income (loss) before income tax	12,776,376	(5,184,207)
Income tax expense	-	-
Net income (loss)	$12,776,376	$(5,184,207)

Weighted average shares outstanding of Class A common stock, basic and diluted	86,250,000	48,875,000
Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.07)

Weighted average shares outstanding of Class B common stock, basic and diluted	21,562,500	20,343,750
Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	21,562,500	$2,156	$-	$(61,518,209)	$(61,516,053)
Net income	-	-	-	-	-	12,776,376	12,776,376
Balance - March 31, 2022	-	$-	21,562,500	$2,156	$-	$(48,741,833)	$(48,739,677)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Accretion of Class A common stock to redemption amount	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net loss	-	-	-	-	-	(5,184,207)	(5,184,207)
Balance - March 31, 2021	-	$-	21,562,500	$2,156	$-	$(72,465,062)	$(72,462,906)

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,776,376	$(5,184,207)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,247,800)	3,392,750
Financing costs - derivative warrant liabilities	-	1,406,506
Change in fair value of promissory note – related party	(41,590)	-
Income from investments held in Trust Account	(70,395)	(7,058)
Changes in operating assets and liabilities:
Prepaid expenses	104,344	(1,317,250)
Accounts payable	16,303	-
Accrued expenses	(158,838)	(82,566)
Deferred legal fees	207,269	149,066
Franchise tax payable	(150,045)	47,660
Net cash used in operating activities	(564,376)	(1,595,099)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(862,500,000)
Net cash used in investing activities	-	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	2,000
Repayment of note payable to related party	-	(266,099)
Proceeds received from initial public offering, gross	-	862,500,000
Proceeds from private placement	-	19,250,000
Offering costs paid	-	(17,369,609)
Net cash provided by financing activities	-	864,116,292

Net change in cash	(564,376)	21,193

Cash - beginning of the period	836,874	47,090
Cash - end of the period	$272,498	$68,283

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$250,000
Offering costs included in accrued expenses	$-	$372,369
Offering costs paid by related party under promissory note	$-	$94,099
Deferred underwriting commissions	$-	$30,187,500

The accompanying notes are an integral part of these condensed financial statements.

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $272,000 in its operating bank accounts, and working capital of approximately $914,000 (not taking into account tax obligations of approximately $50,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, $1.5 million was drawn under Working Capital Loans (see Note 5).

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of March 31, 2022 and December 31, 2021, $1.5 million was drawn on the Promissory Note - related party, presented at its fair value of approximately $1.4 million on the accompanying condensed balance sheets.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $142,000 and $792,000 in cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets due to their short-term nature.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Promissory Note – Related Party

The Company has elected the fair value option to account for its Promissory Note – related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Promissory Note – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expenses on the condensed statements of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Accordingly, as of March 31, 2022 and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2022 and December 31, 2021, the Company had a full valuation allowance on its deferred tax assets.

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

The calculation of diluted net income (loss) per common stock for the three months ended March 31, 2021 does not consider the effects of the Class B founder shares no longer subject to forfeiture and as the contingency resolved at the beginning of the period would be anti-dilutive under the treasury stock method. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$10,221,101	$2,555,275	$(3,660,542)	$(1,523,665)
Denominator:
Basic and Diluted weighted average shares outstanding	86,250,000	21,562,500	48,875,000	20,343,750
Basic and Diluted net income (loss) per common stock	$0.12	$0.12	$(0.07)	$(0.07)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of March 31, 2022 and December 31, 2021, $1.5 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying condensed balance sheets.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through March 31, 2022.

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which the Company’s legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the amount of these fees is approximately $1.2 million and $1.0 million, respectively, and is included as deferred legal fees on the accompanying condensed balance sheets.

Note 7 – Warrants

As of March 31, 2022 and December 31, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 – Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption	$862,500,000

Note 9 – Stockholders’ Deficit

Preferred Stock – The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock – The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity. See Note 8.

Class B Common Stock – The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$862,620,168	$-	$-
Liabilities:
Derivative warrant liabilities – public warrants	$10,670,050	$-	$-
Derivative warrant liabilities – private warrants	$-	$6,350,480	$-
Promissory note – related party	$-	$-	$1,351,360

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$862,549,773	$-	$-
Liabilities:
Derivative warrant liabilities – public warrants	$18,975,000	$-	$-
Derivative warrant liabilities – private warrants	$-	$11,293,330	$-
Promissory note – related party	$-	$-	$1,392,950

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021.

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

The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to measure the fair value of the underlying conversion feature of the promissory note – related party at each measurement dates:

	March 31, 2022	December 31, 2021
Volatility	60.9%	67.2%
Stock price	$0.49	$0.88
Expected life of the options to convert	0.59	0.61
Risk-free rate	1.15%	0.23%
Dividend yield	0.0%	0.0%

The change in the fair value of the Promissory Note – related party measured with Level 3 inputs for the period for the three months ended March 31, 2022, is summarized as follows:

Fair Value of Promissory Note – related party, December 31, 2021	$1,392,950
Change in fair value of Promissory Note – related party	(41,590)
Fair Value of Promissory Note - related party, March 31, 2022	1,351,360

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Compute Health Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors in Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $12.8 million, which consisted of approximately $13.2 million for change in fair value of derivative liabilities, approximately $42,000 for change in fair value of promissory note, and approximately $70,000 from income from the investments held in the Trust Account, partially offset by approximately $533,000 of general and administrative expenses and $50,000 of franchise tax expense.

For the three months ended March 31, 2021, we had a loss of approximately $5.2 million, which consisted of approximately $3.4 million for change in fair value of derivative liabilities, approximately $1.4 million for financing costs - derivative warrant liabilities, approximately $344,000 of general and administrative expenses and approximately $48,000 of franchise tax expense, partially offset by approximately $7,000 from income from investments held in Trust Account.

Liquidity and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2022, we had approximately $272,000 cash in hand, and working capital of approximately $914,000 (not taking into account tax obligations of approximately $50,000 that may be paid using investment income earned in Trust Account). Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through a capital contribution from our Sponsor of $25,000 and borrowings under an unsecured promissory note from our Sponsor of approximately $170,000. We repaid the Note in full upon consummation of the Initial Public Offering. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and the borrowings from our Sponsor under working capital loans.

While we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On April 6, 2021, we entered into a Loan Note Instrument (the “Loan Note” or “Promissory Note – related party”) with our Sponsor, pursuant to which, our Sponsor, in its sole and absolute discretion, may loan to us up to $1.5 million for costs reasonably related to the consummation of an initial Business Combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that the winding up of our Company is effective. The Loan Note is subject to customary events if default, including failure by us to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of our Company.

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of March 31, 2022, and December 31, 2021, $1.5 million was drawn on the Promissory Note – related party, presented at its fair value of $1.4 million on the accompanying condensed balance sheets.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

Underwriting Agreement

The underwriters are entitled to an underwriting discount of $0.20 per Unit, or approximately $17.3 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $30.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of March 31, 2022, the amount of these fees is approximately $1.2 million, included as deferred legal fees on the accompanying balance sheets included in the financial statements in Part IV Item 15 of this Form 10-K.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through March 31, 2022.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Investments Held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31,2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Promissory Note – Related Party

We have elected the fair value option to account for its Promissory Note – related party with our Sponsor as defined and more fully described in the Notes to the unaudited condensed financial statements. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Promissory Note – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock are charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock for the three months ended March 31, 2021 does not consider the effects of the Class B founder shares no longer subject to forfeiture and as the contingency resolved at the beginning of the period would be anti-dilutive under the treasury stock method. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 4, 2021, between the Company and Goldman Sachs & Co. LLC, as underwriter.(1)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
4.1	Warrant Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Sponsor Warrants Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor.(1)
10.5	Indemnity Agreement, dated February 4, 2021, between the Company and Osama Alswailem.(1)
10.6	Indemnity Agreement, dated February 4, 2021, between the Company and Hani Barhoush.(1)
10.7	Indemnity Agreement, dated February 4, 2021, between the Company and Joshua Fink.(1)
10.8	Indemnity Agreement, dated February 4, 2021, between the Company and Michael Harsh.(1)
10.9	Indemnity Agreement, dated February 4, 2021, between the Company and Omar Ishrak.(1)
10.10	Indemnity Agreement, dated February 4, 2021, between the Company and Jean Nehmé.(1)
10.11	Indemnity Agreement, dated February 4, 2021, between the Company and Gwendolyn A. Watanabe.(1)
10.12	Administrative Services Agreement, dated February 4, 2021, between the Company and the Sponsor.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: May 13, 2022		/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)