Form 10-Q
period 2022-06-30
Compute Health Acquisition Corp.
filed 2022-08-15
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 86,250,000 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$66,794	$836,874
Prepaid expenses	470,608	774,677
Total current assets	537,402	1,611,551
Investments held in Trust Account	863,845,224	862,549,773
Total Assets	$864,382,626	$864,161,324

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$10,890	$8,047
Accrued expenses	2,000	162,917
Franchise tax payable	20,000	200,045
Income tax payable	219,373	-
Total current liabilities	252,263	371,009
Derivative warrant liabilities	7,567,080	30,268,330
Deferred underwriting commissions	30,187,500	30,187,500
Promissory note – related party	1,391,290	1,392,950
Deferred legal costs	1,471,696	957,588
Total liabilities	40,869,829	63,177,377

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 86,250,000 shares issued and outstanding at $10.01 per share redemption value at June 30, 2022 and December 31, 2021	863,225,192	862,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized ; no non-redeemable shares issued or outsanding at June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,156	2,156
Additional paid-in capital	-	-
Accumulated deficit	(39,714,551)	(61,518,209)
Total stockholders’ deficit	(39,712,395)	(61,516,053)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$864,382,626	$864,161,324

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$616,731	$663,775	$1,150,155	$1,007,510
Franchise tax expenses	50,000	49,315	100,000	97,589
Loss from operations	(666,731)	(713,090)	(1,250,155)	(1,105,099)
Other income (expense)
Change in fair value of derivative warrant liabilities	9,453,450	(9,802,990)	22,701,250	(13,195,740)
Change in fair value of promissory note – related party	(39,930)	(145,180)	1,660	(145,180)
Loss on promissory note - related party	-	(37,020)	-	(37,020)
Financing costs - derivative warrant liabilities	-	-	-	(1,406,506)
Income from investments held in Trust Account	1,225,056	13,108	1,295,452	20,166
Interest earned on bank account	2	-	16	-
Income (loss) before income tax	9,971,847	(10,685,172)	22,748,223	(15,869,379)
Income tax expense	219,373	-	219,373	-
Net income (loss)	$9,752,474	$(10,685,172)	$22,528,850	$(15,869,379)

Weighted average shares outstanding of Class A common stock, basic and diluted	86,250,000	86,250,000	86,250,000	67,665,746
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.10)	$0.21	$(0.18)

Weighted average shares outstanding of Class B common stock, basic and diluted	21,562,500	21,562,500	21,562,500	20,956,492
Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.10)	$0.21	$(0.18)

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	21,562,500	$2,156	$-	(61,518,209)	$(61,516,053)
Net income	-	-	-	-	-	12,776,376	12,776,376
Balance - March 31, 2022	-	$-	21,562,500	$2,156	$-	(48,741,833)	$(48,739,677)
Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(725,192)	(725,192)
Net income	-	-	-	-	-	9,752,474	9,752,474
Balance - June 30, 2022	-	$-	21,562,500	$2,156	$-	$(39,714,551)	$(39,712,395)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

							Total
	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Remeasurement of Class A common stock to redemption amount	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net loss	-	-	-	-	-	(5,184,207)	(5,184,207)
Balance - March 31, 2021	-	$-	21,562,500	$2,156	$-	$(72,465,062)	$(72,462,906)
Net loss	-	-	-	-	-	(10,685,172)	(10,685,172)
Balance - June 30, 2021	-	-	21,562,500	2,156	-	(83,150,234)	(83,148,078)

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$22,528,850	$(15,869,379)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(22,701,250)	13,195,740
Financing costs - derivative warrant liabilities	-	1,406,506
Change in fair value of promissory note – related party	(1,660)	145,180
Loss on promissory note – related party	-	37,020
Income from investments held in Trust Account	(1,295,452)	(20,166)
Changes in operating assets and liabilities:
Prepaid expenses	304,070	(1,126,472)
Accounts payable	2,843	143,150
Accrued expenses	(160,917)	152,130
Deferred legal fees	514,108	-
Income tax payable	219,373	-
Franchise tax payable	(180,045)	96,975
Net cash used in operating activities	(770,080)	(1,839,316)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(862,500,000)
Net cash used in investing activities	-	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	2,000
Repayment of note payable to related party	-	(266,099)
Proceeds received from initial public offering, gross	-	862,500,000
Proceeds from private placement	-	19,250,000
Offering costs paid	-	(17,619,610)
Proceeds from promissory note to related party	-	1,500,000
Net cash provided by financing activities	-	865,366,291

Net change in cash	(770,080)	1,026,975

Cash - beginning of the period	836,874	47,090
Cash - end of the period	$66,794	$1,074,065

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$372,369
Offering costs paid by related party under promissory note	$-	$94,099
Deferred underwriting commissions	$-	$30,187,500
Reversal of offering costs included in accounts payable prior year	$-	$113,386

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Liquidity

Compute Health Acquisition Corp. (the “Company” or “Compute Health”) is a blank check company incorporated in Delaware on October 7, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $67,000 in its operating bank accounts and working capital of approximately $524,000 (not taking into account tax obligations of $239,000 that may be paid using investment income earned in Trust Account). No amounts have been withdrawn from the Trust Account to pay taxes. In the three and six months ended June 30, 2022, $200,000 and $80,000 of franchise tax payments were made from the Company’s operating account and amounts have not been withdrawn from the Trust Account. No income tax payments have been made in the periods presented.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, a principal amount of $1.5 million is drawn under Working Capital Loans (see Note 5).

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of June 30, 2022, $1.5 million was drawn under the Promissory Note - related party, presented at its fair value of approximately $1.4 million on the accompanying condensed balance sheets.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On July 28, 2022, the Company entered into a second Loan Note Instrument (the “Second Loan Note”) with its Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which Compute Health consummates its initial business combination and (ii) the date that the winding up of Compute Health is effective. On July 28, 2022, the Company borrowed $750,000 under the Second Loan Note. (See Note 11).

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $14,000 and $792,000 in cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note - Related Party

The Company has elected the fair value option to account for its Promissory Note - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Promissory Note - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Accordingly, as of June 30, 2022 and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes in redemption value are recognized and presented as remeasurement of Class A common stock to redemption value on the accompanying statement of changes in stockholders’ equity (deficit).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. During the three and six months ended, as a result of the increase in interest earned on the Trust Account and the Company’s projection to have taxable income for the year, the Company’s deferred tax assets and related valuation allowance related to its net operating losses of approximately $32,000 were reversed and the net operating losses have been carried forward to reduce the Company’s income tax expense. At June 30, 2022 and December 31, 2021, the Company maintains a full valuation allowance on its deferred tax assets. The Company’s effective tax rate was 2.20% and 0.96% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0%. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three and six months ended June 30, 2021.

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

The calculation of diluted net income (loss) per common stock for the three and six months ended June 30, 2021 does not consider the effects of the Class B founder shares no longer subject to forfeiture and as the contingency resolved at the beginning of the period would be anti-dilutive under the treasury stock method. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) available to stockholders	$7,801,979	$1,950,495	$(8,548,138)	$(2,137,034)

Denominator:
Basic and Diluted weighted average shares outstanding	86,250,000	21,562,500	86,250,000	21,562,500

Basic and Diluted net income (loss) per common stock	$0.09	$0.09	$(0.10)	$(0.10)

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 2021
	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) available to stockholders	$18,023,080	$4,505,770	$(12,116,748)	$(3,752,631)

Denominator:
Basic and Diluted weighted average shares outstanding	86,250,000	21,562,500	67,665,746	20,956,492

Basic and Diluted net income (loss) per common stock	$0.21	$0.21	$(0.18)	$(0.18)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of June 30, 2022 and December 31, 2021, $1.5 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying condensed balance sheets.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through June 30, 2022.

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which the Company’s legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, the amount of these fees is approximately $1.5 million and $1.0 million, respectively, and is included as deferred legal fees on the accompanying condensed balance sheets.

Note 7 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption	$862,500,000
Remeasurement of carrying value to redemption value	725,192
Class A common stock subject to possible redemption at June 30, 2022	$863,225,192

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity. See Note 8.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$863,845,224	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$4,743,750	$-	$-
Derivative warrant liabilities - private warrants	$-	$2,823,330	$-
Promissory note - related party	$-	$-	$1,391,290

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$862,549,773	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$18,975,000	$-	$-
Derivative warrant liabilities - private warrants	$-	$11,293,330	$-
Promissory note - related party	$-	$-	$1,392,950

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021.There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.

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

The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to measure the fair value of the underlying conversion feature of the promissory note - related party at each measurement dates:

	June 30, 2022	December 31, 2021
Volatility	53.9%	67.2%
Stock price	$0.22	$0.88
Expected life of the options to convert	0.42	0.61
Risk-free rate	2.23%	0.23%
Dividend yield	0.0%	0.0%

The change in the fair value of the Promissory Note - related party measured with Level 3 inputs for the period for the six months ended June 30, 2022, is summarized as follows:

Fair Value of Promissory Note - related party, December 31, 2021	$1,392,950
Change in fair value of Promissory Note - related party	(41,590)
Fair Value of Promissory Note - related party, March 31, 2022	1,351,360
Change in fair value of Promissory Note - related party	39,930
Fair Value of Promissory Note - related party, June 30, 2022	$1,391,290

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements other than disclosed below.

On July 28, 2022, the Company entered into a second Loan Note Instrument (the “Second Loan Note”) with its Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which Compute Health consummates its initial business combination and (ii) the date that the winding up of Compute Health is effective. The Second Loan Note is subject to customary events if default, including failure by Compute Health to pay the principal amount due pursuant to the Second Loan Note within five business days of the Maturity Date and certain bankruptcy events of Compute Health. On July 28, 2022, the Company borrowed $750,000 under the Second Loan Note.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $9.8 million, which consisted of approximately $9.5 million for change in fair value of derivative liabilities and approximately $1.2 million from income from the investments held in the Trust Account, partially offset by approximately $40,000 for change in fair value of promissory note, approximately $617,000 of general and administrative expenses, $50,000 of franchise tax expense and approximately $219,000 of income tax expense. Due to the increase in income earned on the Trust Account which we expect continue in the second half of the year we are no longer projecting net operating losses. As a result, during the three and six months ended June 30, we had income tax expense of approximately $219,000. The Company’s effective tax rate was 2.20% and 0% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three and six months ended June 30, 2021.

For the three months ended June 30, 2021, we had a loss of approximately $10.7 million, which consisted of approximately $664,000 of general and administrative expenses, approximately $49,000 of franchise tax expense, approximately $9.8 million for change in fair value of derivative liabilities, approximately $145,000 for change in fair value of promissory note, and approximately $37,000 loss on the promissory note to related party, partially offset by approximately $13,000 gain on the investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $22.5 million, which consisted of approximately $22.7 million for change in fair value of derivative liabilities, approximately $2,000 for change in fair value of promissory note, and approximately $1.3 million from income from the investments held in the Trust Account, partially offset by approximately $1.2 million of general and administrative expenses, $100,000 of franchise tax expense and approximately $219,000 of income tax expense. The Company’s effective tax rate was 0.96% and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three and six months ended June 30, 2021.

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

Liquidity and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at June 30, 2022, we had approximately $67,000 cash in hand, and working capital of approximately $524,000 (not taking into account tax obligations of approximately $239,000 that may be paid using investment income earned in Trust Account). No amounts have been withdrawn from the Trust Account to pay taxes. In the three and six months ended June 30, 2022, $200,000 and $80,000 of franchise tax payments were made from our operating account and amounts have not been withdrawn from the Trust Account. No income tax payments have been made in the periods presented.

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

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of June 30, 2022, $1.5 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying condensed balance sheets.

On July 28, 2022, we entered into a second Loan Note Instrument (the “Second Loan Note”) with our Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to our consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of our Company is effective. On July 28, 2022, we borrowed $750,000 under the Second Loan Note.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023.

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

Deferred Legal fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of June 30, 2022, the amount of these fees is approximately $1.5 million, included as deferred legal fees on the accompanying balance sheets included in the condensed financial statements in Part 1 Item 1 of this Form 10-Q.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through June 30, 2022.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of June 30,2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Promissory Note - Related Party

We have elected the fair value option to account for its Promissory Note - related party with our Sponsor as defined and more fully described in the Notes to the unaudited condensed financial statements. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Promissory Note - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability

Offering Costs Associated with the Initial Public Offering

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022, and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes in redemption value are recognized and presented as remeasurement of Class A common stock to redemption value on the accompanying statement of changes in stockholders’ equity (deficit) included in the condensed financial statements in Part 1 Item 1 of this Form 10-Q.

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

The calculation of diluted net income (loss) per common stock for the three and six months ended June 30, 2021 does not consider the effects of the Class B founder shares no longer subject to forfeiture and as the contingency resolved at the beginning of the period would be anti-dilutive under the treasury stock method. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

COMPUTE HEALTH ACQUISITION CORP.

Date: August 15, 2022	/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)