Form 10-Q
period 2022-09-30
Compute Health Acquisition Corp.
filed 2022-11-21
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-40001

Compute Health Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3449307
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1100 North Market Street, 4th Floor Wilmington, Delaware	19890
(Address of principal executive offices)	(Zip Code)

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

As of November 21, 2022, 86,250,000 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,013,397	$836,874
Prepaid expenses	270,885	774,677
Total current assets	1,284,282	1,611,551
Investments held in Trust Account	867,071,601	862,549,773
Total Assets	$868,355,883	$864,161,324

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$22,367	$8,047
Accrued expenses	7,000	162,917
Franchise tax payable	30,000	200,045
Income tax payable	674,921	-
Convertible Promissory note – related party	163,520	1,392,950
Promissory note – related party	750,000	-
Total current liabilities	1,647,808	1,763,959
Derivative warrant liabilities	2,407,710	30,268,330
Deferred underwriting commissions	30,187,500	30,187,500
Deferred legal costs	2,136,501	957,588
Total liabilities	36,379,519	63,177,377

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 86,250,000 shares issued and outstanding at $10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	866,266,686	862,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,156	2,156
Accumulated deficit	(34,292,478)	(61,518,209)
Total stockholders’ deficit	(34,290,322)	(61,516,053)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$868,355,883	$864,161,324

The accompanying notes are an integral part of these condensed financial statements

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$965,250	$419,772	$2,115,405	$1,427,282
Franchise tax expenses	50,000	49,863	150,000	147,452
Loss from operations	(1,015,250)	(469,635)	(2,265,405)	(1,574,734)
Other income (expense)
Change in fair value of derivative warrant liabilities	5,159,370	19,343,750	27,860,620	6,148,010
Change in fair value of convertible promissory note – related party	1,227,770	297,230	1,229,430	152,050
Loss on convertible promissory note - related party	-	-	-	(37,020)
Financing costs - derivative warrant liabilities	-	-	-	(1,406,506)
Income from investments held in Trust Account	3,900,041	13,251	5,195,493	33,417
Interest earned on bank account	184	-	200	-
Income before income tax	9,272,115	19,184,596	32,020,338	3,315,217
Income tax expense	808,548	-	1,027,921	-
Net income	$8,463,567	$19,184,596	$30,992,417	$3,315,217

Weighted average shares outstanding of Class A common stock, basic and diluted	86,250,000	86,250,000	86,250,000	73,928,571
Basic and diluted net income per share, Class A common stock	$0.08	$0.18	$0.29	$0.03

Weighted average shares outstanding of Class B common stock, basic and diluted	21,562,500	21,562,500	21,562,500	21,160,714
Basic and diluted net income per share, Class B common stock	$0.08	$0.18	$0.29	$0.03

The accompanying notes are an integral part of these condensed financial statements

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	21,562,500	$2,156	$-	(61,518,209)	$(61,516,053)
Net income	-	-	-	-	-	12,776,376	12,776,376
Balance - March 31, 2022	-	$-	21,562,500	$2,156	$-	(48,741,833)	$(48,739,677)
Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(725,192)	(725,192)
Net income	-	-	-	-	-	9,752,474	9,752,474
Balance - June 30, 2022	-	$-	21,562,500	$2,156	$-	(39,714,551)	$(39,712,395)
Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(3,041,494)	(3,041,494)
Net income	-	-	-	-	-	8,463,567	8,463,567
Balance - September 30, 2022	-	$-	21,562,500	$2,156	$-	$(34,292,478)	$(34,290,322)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Remeasurement of Class A common stock to redemption amount	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net loss	-	-	-	-	-	(5,184,207)	(5,184,207)
Balance - March 31, 2021	-	$-	21,562,500	$2,156	$-	$(72,465,062)	$(72,462,906)
Net loss	-	-	-	-	-	(10,685,172)	(10,685,172)
Balance - June 30, 2021	-	$-	21,562,500	$2,156	$-	$(83,150,234)	$(83,148,078)
Net loss	-	-	-	-	-	19,184,596	19,184,596
Balance - September 30, 2021	-	$-	21,562,500	$2,156	$-	$(63,965,638)	$(63,963,482)

The accompanying notes are an integral part of these condensed financial statements

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$30,992,417	$3,315,217
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(27,860,620)	(6,148,010)
Financing costs - derivative warrant liabilities	-	1,406,506
Change in fair value of promissory note – related party	(1,229,430)	(152,050)
Loss on promissory note – related party	-	37,020
Income from investments held in Trust Account	(5,195,493)	(33,417)
Changes in operating assets and liabilities:
Prepaid expenses	503,793	(948,973)
Accounts payable	14,320	263,232
Accrued expenses	(155,917)	158,910
Deferred legal fees	1,178,913	-
Income tax payable	674,921	-
Franchise tax payable	(170,045)	146,838
Net cash used in operating activities	(1,247,141)	(1,954,727)

Cash Flows from Investing Activities
Investment of cash in Trust Account	-	(862,500,000)
Interest withdrawn from Trust Account	673,664	-
Net cash provided by (used in) investing activities	673,664	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	2,000
Repayment of note payable to related party	-	(266,099)
Proceeds received from initial public offering, gross	-	862,500,000
Proceeds from private placement	-	19,250,000
Offering costs paid	-	(17,619,610)
Proceeds from promissory note to related party	750,000	1,500,000
Net cash provided by financing activities	750,000	865,366,291

Net change in cash	176,523	911,564

Cash - beginning of the period	836,874	47,090
Cash - end of the period	$1,013,397	$958,654

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$372,369
Offering costs paid by related party under promissory note	$-	$94,099
Deferred underwriting commissions	$-	$30,187,500
Reversal of offering costs included in accounts payable prior year	$-	$113,386

The accompanying notes are an integral part of these condensed financial statements

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $1.0 million in its operating bank accounts and working capital of approximately $341,000 (not taking into account tax obligations of $705,000 that may be paid using investment income earned in Trust Account), and inclusive of $914,000 in Working Capital Loans. During the three and nine months ended September 30, 2022, approximately $674,000 was withdrawn from the Trust Account to pay franchise and income taxes.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, a principal amount of $2.25 million and $1.5 million is drawn under Working Capital Loans, respectively (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023, or such later date as approved by the Company’s stockholders (see note 11) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023 or such later date as approved by the Company’s stockholders.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million and $837,000 in cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Convertible Promissory Note - Related Party

The Company has elected the fair value option to account for its Convertible Promissory Note - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Convertible Promissory Note - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Accordingly, as of September 30, 2022 and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2022 and December 31, 2021, the Company maintains a full valuation allowance on its deferred tax assets. The Company’s effective tax rate was 8.72% and 3.21% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 0%. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three and nine months ended September 30, 2021.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income available to stockholders	$6,770,854	$1,692,713	$15,347,677	$3,836,919

Denominator:
Basic and Diluted weighted average shares outstanding	86,250,000	21,562,500	86,250,000	21,562,500

Basic and Diluted net income per common stock	$0.08	$0.08	$0.18	$0.18

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and Diluted net income per common stock:
Numerator:
Allocation of net income available to stockholders	$24,793,934	$6,198,483	$2,577,464	$737,753

Denominator:
Basic and Diluted weighted average shares outstanding	86,250,000	21,562,500	73,928,571	21,160,714

Basic and Diluted net income per common stock	$0.29	$0.29	$0.03	$0.03

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). On April 6, 2021, the Company entered into a Loan Note Instrument (the “Loan Note” or “Convertible Promissory Note - related party”) with the Sponsor, pursuant to which, the Sponsor, in its sole and absolute discretion, may loan to the Company up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The Loan Note is subject to customary events if default, including failure by the Company to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of the Company.

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of September 30, 2022 and December 31, 2021, $1.5 million was drawn on the Convertible Promissory Note - related party, presented at its fair value of $163,520 on the accompanying condensed balance sheets.

On July 28, 2022, the Company entered into a second Loan Note Instrument (the “Second Loan Note” or “Promissory note – related party) with its Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which Compute Health consummates its initial business combination and (ii) the date that the winding up of Compute Health is effective. On July 28, 2022, the Company borrowed $750,000 under the Second Loan Note. As of September 30, 2022, $750,000 was outstanding under the Second Loan Note and $750,000 is available for future borrowings.

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

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through September 30, 2022.

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which the Company’s legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of September 30, 2022 and December 31, 2021, the amount of these fees is approximately $2.1 million and $1.0 million, respectively, and is included as deferred legal fees on the accompanying condensed balance sheets.

Contingent Fee Arrangement

On August 26, 2022 the Company entered arrangement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) to obtain financial advisory and equity capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Credit Suisse would be entitled to a transaction fee of $8.0 million. Per the arrangement, fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will reimburse Credit Suisse for reasonable expenses. As of September 30, 2022, no expenses have been incurred.

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption	$862,500,000
Increase in redemption value of Class A common stock subject to redemption	725,192
Class A common stock subject to possible redemption at June 30, 2022	$863,225,192
Increase in redemption value of Class A common stock subject to redemption	3,041,494
Class A common stock subject to possible redemption at September 30, 2022	$866,266,686

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity. See Note 8.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$867,071,601	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$1,509,380	$-	$-
Derivative warrant liabilities - private warrants	$-	$898,330	$-
Promissory note - related party	$-	$-	$163,520

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$862,549,773	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$18,975,000	$-	$-
Derivative warrant liabilities - private warrants	$-	$11,293,330	$-
Promissory note - related party	$-	$-	$1,392,950

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021.There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022.

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

The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to measure the fair value of the underlying conversion feature of the promissory note - related party at each measurement dates:

	September 30, 2022	December 31, 2021
Volatility	24.2%	67.2%
Stock price	$0.07	$0.88
Expected life of the options to convert	0.17	0.61
Risk-free rate	2.28%	0.23%
Dividend yield	0.0%	0.0%

The change in the fair value of the Loan Notes measured with Level 3 inputs for the period for the nine months ended September 30, 2022, is summarized as follows:

Fair Value of Promissory Note - related party, December 31, 2021	$1,392,950
Change in fair value of Promissory Note - related party	(41,590)
Fair Value of Promissory Note - related party, March 31, 2022	1,351,360
Change in fair value of Promissory Note - related party	39,930
Fair Value of Promissory Note - related party, June 30, 2022	1,391,290
Change in fair value of Promissory Note - related party	(1,227,770)
Fair Value of Promissory Note - related party, September 30, 2022	$163,520

COMPUTE HEALTH ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the condensed financial statements were available to be issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Extension Meeting

Commencing on November 7, 2022, the Company mailed to its stockholders of record as of November 1, 2022, a definitive proxy statement, which was filed on November 4, 2022, for a special meeting of stockholders (“Extension Meeting”) to approve amendments to the Company’s Certificate of Incorporation to (i) extend the time for the Company to complete a Business Combination from February 9, 2023, which is 24 months from the date of the Initial Public Offering, to August 9, 2023, which is 30 months from the date of the Initial Public Offering (the “Extension Proposal”), and (ii) to remove the limitation that we may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of Exchange Act) of less than $5,000,001. The Company’s Public Stockholders will be able to elect to redeem their shares in connection with the Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes), which could result in a smaller number of Public Shares. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Extension Meeting

Commencing on November 7, 2022, we mailed to our stockholders of record as of November 1, 2022, a definitive proxy statement, which was filed on November 4, 2022, for a special meeting of stockholders (“Extension Meeting”) to approve amendments to our Certificate of Incorporation to (i) extend the time for us to complete a Business Combination from February 9, 2023, which is 24 months from the date of the Initial Public Offering, to August 9, 2023, which is 30 months from the date of the Initial Public Offering (the “Extension Proposal”), and (ii) to remove the limitation that we may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of Exchange Act) of less than $5,000,001. The Company’s Public Stockholders will be able to elect to redeem their shares in connection with the Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes), which could result in a smaller number of Public Shares. There is no assurance that the Company’s stockholders will vote to approve the extension of time with which the Company has to complete a Business Combination. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 9, 2023, (the “Combination Period”) and our stockholders have not approved us to amend the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $8.5 million, which consisted of approximately $5.2 million for change in fair value of derivative liabilities and approximately $3.9 million from income from the investments held in the Trust Account and approximately $1.2 million for change in fair value of promissory note, partially offset by approximately $965,000 of general and administrative expenses, $50,000 of franchise tax expense and approximately $809,000 of income tax expense. Due to the increase in income earned on the Trust Account we are no longer projecting net operating losses. As a result, during the three and nine months ended September 30, 2022 we had income tax expense of approximately $809,000 and $1.0 million, respectively. The Company’s effective tax rate was 8.72% and 0% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three months ended September 30, 2021.

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

For the nine months ended September 30, 2022, we had net income of approximately $31.0 million, which consisted of approximately $27.9 million for change in fair value of derivative liabilities, approximately $5.2 million from income from the investments held in the Trust Account and approximately $1.2 million for change in fair value of promissory note, partially offset by approximately $2.1 million of general and administrative expenses, $150,000 of franchise tax expense, and approximately $1.0 million of income tax expense. The Company’s effective tax rate was 3.21% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the nine months ended September 30, 2021.

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

Liquidity and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at September 30, 2022, we had approximately $1.0 million cash in hand, and working capital of approximately $341,000 (not taking into account tax obligations of approximately $705,000 that may be paid using investment income earned in Trust Account). During the nine months ended September 30, 2022, approximately $674,000 has been withdrawn from the Trust Account to pay taxes.

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

While we do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). On April 6, 2021, we entered into a Loan Note Instrument (the “Loan Note” or “Convertible Promissory Note - related party”) with our Sponsor, pursuant to which, our Sponsor, in its sole and absolute discretion, may loan to us up to $1.5 million for costs reasonably related to the consummation of an initial Business Combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that the winding up of our Company is effective. The Loan Note is subject to customary events if default, including failure by us to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of our Company.

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of September 30, 2022, $1.5 million was drawn on the Convertible Promissory Note - related party, presented at its fair value of $163,520 on the accompanying condensed balance sheets.

On July 28, 2022, we entered into a second Loan Note Instrument (the “Second Loan Note” or “Promissory Note – related party”) with our Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to our consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of our Company is effective. On July 28, 2022, we borrowed $750,000 under the Second Loan Note. As of September 30, 2022, $750,000 was drawn on the Second Loan Note, leaving $750,000 available for future borrowings.

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until February 9, 2023, or such later date as may be approved by our stockholders, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, or an extension is not approved, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023, or such later date as may be approved by our stockholders.

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

Deferred Legal fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of September 30, 2022, the amount of these fees is approximately $2.1 million, included as deferred legal fees on the accompanying balance sheets included in the condensed financial statements in Part 1 Item 1 of this Form 10-Q.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through September 30, 2022.

Contingent Fee Arrangement

On August 26, 2022 we entered arrangement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) to obtain financial advisory and equity capital market advisory services and to act as our placement agent in connection with raising capital with a specific target in its search for a Business Combination. Credit Suisse would be entitled to a transaction fee of $8.0 million. Per the arrangement, fees for these services are contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, we will reimburse Credit Suisse for reasonable expenses. As of September 30, 2022, no expenses have been incurred.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Promissory Note - Related Party

We have elected the fair value option to account for our Convertible Promissory Note - related party with our Sponsor as defined and more fully described in the Notes to the unaudited condensed financial statements. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of our Convertible Promissory Note - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

[3]	NTD: Accountants to confirm.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, and December 31, 2021, 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the condensed balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If the Extension Proposal is not approved at the Extension Meeting and we do not consummate an initial Business Combination by February 9, 2023, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our amended and restated certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
10.1	Loan Note, dated July 28, 2022, between the Company and the Sponsor.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 29, 2022 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: November 21, 2022	/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)