Form 10-K
period 2022-12-31
Compute Health Acquisition Corp.
filed 2023-04-04
CIK 1828608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-40001

COMPUTE HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3449307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 North Market Street 4th Floor Wilmington, DE	19890
(Address of Principal Executive Offices)	(Zip Code)

(212) 829-3500

Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-quarter of one redeemable warrant	CPUH.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	CPUH	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CPUH WS	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A common stock outstanding, other than stock held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $846,014,400.

As of April 3, 2023, there were 9,223,194 shares of the Registrant’s Class A common stock and 21,532,500 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed Business Combination with Allurion (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below), including our recently announced proposed Business Combination with Allurion;

●	our expectations around the performance of a prospective target business or businesses, including Allurion Technologies, Inc.;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases);

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Allurion (the “Allurion Disclosure Statement”).

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

Item 1. Business.

Overview

We are a blank check company incorporated in Delaware on October 7, 2020. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an acquisition opportunity in any industry or sector, we are focusing on opportunities that are emerging at the intersection of computation and healthcare. Our sponsor is Compute Health Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) became effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 86,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units offered, the “Public Shares”), including 11,250,000 over-allotment Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $862.5 million, and incurring offering costs of approximately $48.4 million, of which approximately $30.2 million was for deferred underwriting commissions, which has been waived.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted) at the time of the agreement to enter into the initial Business Combination. However, we only intend to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under Investment Company Act.

We intend to complete our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity from inception through December 31, 2022 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (approximately $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions, which has been waived.

If we are unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or August 9, 2023 (which was extended from February 9, 2023 by vote of our stockholders) (the “Combination Period”) and our stockholders have not amended the amended and restated certificate of incorporation to further extend such Combination Period (an “Extension Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Allurion Business Combination

On February 9, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Compute Health Corp., a Delaware corporation and direct, wholly-owned subsidiary of us (“Merger Sub I”), Compute Health LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of us (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Allurion Technologies Holdings, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Allurion (as defined below) (“Pubco”), and Allurion Technologies, Inc., a Delaware corporation (“Allurion” and, collectively with the Company, the Merger Subs and Pubco, the “Parties”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein, the business combination will be effected in three steps: (a) we will merge with and into Pubco (the “CPUH Merger,” the closing of the CPUH Merger, the “CPUH Merger Closing” and the time at which the CPUH Merger becomes effective, the “CPUH Merger Effective Time”), with Pubco surviving (Pubco, in its capacity as the surviving company in the CPUH Merger, the “Surviving Corporation”) and, after giving effect to such merger, becoming the publicly-listed company and the sole owner of each Merger Sub, (b) at least three (3) hours following the consummation of the CPUH Merger, Merger Sub I will merge with and into Allurion (the “Intermediate Merger,” the closing of the Intermediate Merger, the “Intermediate Merger Closing” and the time at which the Intermediate Merger becomes effective, the “Intermediate Merger Effective Time”), with Allurion surviving as the surviving company in the Intermediate Merger (Allurion, in its capacity as the surviving company in the Intermediate Merger, the “Intermediate Surviving Corporation”) and, after giving effect to such merger, becoming a wholly-owned subsidiary of the Surviving Corporation and (c) thereafter, the Intermediate Surviving Corporation will merge with and into Merger Sub II (the “Final Merger,” and the time at which the Final Merger becomes effective, the “Final Merger Effective Time”) (the Final Merger, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents (as defined in the Business Combination Agreement), the “Proposed Transactions”), with Merger Sub II surviving as the surviving company in the Final Merger (Merger Sub II, in its capacity as the surviving company of the Final Merger, the “Surviving Subsidiary Company”) and, after giving effect to such merger, remaining a wholly-owned subsidiary of the Surviving Corporation.

In connection with the execution of the Business Combination Agreement, the Company and Pubco entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Business Combination Agreement on February 9, 2023. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and Pubco agreed to issue and sell, to the Subscription Investors an aggregate of 5,386,695 shares of Pubco common stock for a purchase price of $7.04 per share, or an aggregate of approximately $37.9 million, in a private placement.

For more information about the Business Combination Agreement and the proposed Allurion Business Combination, see our Current Report on Form 8-K filed with the SEC on February 9, 2023 and the Allurion Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Allurion Business Combination and does not contain the risks associated with the proposed Allurion Business Combination. Such risks and effects relating to the proposed Allurion Business Combination will be included in the Allurion Disclosure Statement.

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

We are focusing on healthcare businesses that are already leveraging or have the potential to leverage computational power, with an emphasis on companies in the medical device space, including imaging and robotics. We are also interested in companies operating in the virtual care space, including telehealth, care delivery and next-generation payor and provider models. We believe that our knowledge, experience and expertise will add significant value to this space. However, our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region.

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

When assessing targets, our selection process will capitalize on our founders’ extensive network of relationships, technological expertise, deep industry knowledge, acquisition experience and deal sourcing capabilities to access a broad spectrum of opportunities. More specifically, when searching for acquisition opportunities our founders will rely upon the following key strengths:

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

Following the completion of the Initial Public Offering, we communicated with our global network of relationships to articulate the parameters for our search for a potential Business Combination and began the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire a company that we believe:

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

While we pursue an acquisition opportunity in any industry or sector, we are focusing on healthcare businesses that are already leveraging or have the potential to leverage computation power, with an emphasis on companies in the medical device space, including imaging and robotics, and companies operating in the virtual care space, including telehealth, care delivery and next-generation payor and provider models.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. If the proposed Allurion Business Combination is not consummated, our ability to acquire target businesses will be limited by our available financial resources. This inherent limitation may give others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Human Capital

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and will continue to do so until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on the status of the proposed Allurion Business Combination and, if the proposed Allurion Business Combination is not consummated, whether a different target business has been selected for our initial Business Combination and the stage of the initial Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Allurion Business Combination, see the “Risk Factors” section of the Allurion Disclosure Statement that we will file with the SEC.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial Business Combination within 30 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

●	One of our Co-Chief Executive Officers, Jean Nehmé, is party to a non-competition agreement that could limit the companies and businesses that we may target for an initial Business Combination. This could negatively impact our prospects for an initial Business Combination.

●	We may not be able to consummate an initial Business Combination within 30 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our shares of Class A common stock or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our shares of Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of Class A common stock.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

●	If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 30 months following the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Stockholders may not be afforded an opportunity to vote on our Business Combination, which means we may complete our initial Business Combination even though a majority of our Public Stockholders do not support such a combination.

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

Our Sponsor, officers and directors have agreed to vote any Founder Shares and any Public Shares held by them in favor of our initial Business Combination. As a result, (i) assuming that all shares are voting together as a single class, in addition to their Founder Shares, we would not need any (assuming all outstanding shares are voted) of the 9,213,194 currently outstanding Public Shares to be voted in favor of a transaction in order to have our initial Business Combination approved and (ii) assuming that the shares of Class A common stock vote as a single class, we would need 4,606,598 (assuming all outstanding shares are voted) of the 9,213,194 currently outstanding Public Shares to be voted in favor of a transaction in order to have our initial Business Combination approved. In addition, Medtronic currently owns 1,500,000 Public Shares. If it were to vote those Public Shares in favor of our initial Business Combination, then, if the shares of Class A common stock were to vote as a single class, we would need only 3,106,598 Public Shares in addition to the Public Shares held by Medtronic, or 33.7% of the 9,213,194 currently outstanding Public Shares, to be voted in favor of our initial Business Combination in order to have our initial Business Combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor, officers and directors agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Stockholders.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets, or available cash, will be, immediately prior to or upon consummation of our initial Business Combination, greater than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, or available cash, immediately prior to or upon completion of our initial Business Combination to be less than the amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination or seek to persuade stockholders to reverse their redemption requests. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our Public Stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination, if at all, or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not, and at the time we entered into the Business Combination Agreement, we did not, know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances, such as the PIPE Subscription Agreement or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 30 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence. As a result, we may be forced to enter into an agreement for an initial Business Combination on terms that we would have rejected had we had more time to complete a transaction. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination within 30 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our Public Stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

If we are unable to complete an initial Business Combination within the 30-month period, we may seek an amendment to our amended and restated certificate of incorporation to further extend the period of time we have to complete an initial Business Combination beyond 30 months. Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of at least 65% of our outstanding common stock.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to COVID-19 and its variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, global hostilities, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed Business Combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase Public Shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. We have currently entered into an agreement with Medtronic, Inc. (“Medtronic”) whereby Medtronic has agreed that, in connection with our initial Business Combination, it will not redeem 700,000 of the shares Class A common stock owned by it. The purpose of any other such transactions could be to (1) vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, (2) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

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

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our Public Stockholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. This may place us at a competitive disadvantage in successfully negotiating and completing an initial Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Due to the number of special purpose acquisition companies, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 30 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 30 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities (except for our independently registered public accounting firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account, nor have the underwriters of the Initial Public Offering.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not completed our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor, has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we believe it is unlikely our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per Public Share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The proceeds held in the Trust Account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our Public Stockholders are entitled to receive their share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $92,231,940 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our Public Stockholders may be reduced below $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a winding-up or bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of an initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 30 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares. Stockholders who do not exercise their rights to the funds in connection with an amendment to our amended and restated certificate of incorporation would still have rights to the funds in connection with a subsequent Business Combination. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our Public Stockholders upon the redemption of our Public Shares in the event we do not complete our initial Business Combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the 30th month from the closing of the Initial Public Offering (or the end of any Extension Period) in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their Founder Shares, after those shares convert to shares of our Class A common stock. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry, sector or geographic area nor any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete our initial Business Combination with a target business in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to complete our initial Business Combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such security holders are unlikely to have a remedy for such reduction in value, unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may issue additional common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares of Class B common stock, par value $0.0001 per share, and 3,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 290,776,806 and 8,437,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. As of December 31, 2022, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Our Class B common stock shall only be convertible at the time of our initial Business Combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial Business Combination, we may not issue additional securities that would entitle the holders thereof, to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation. The restriction on issuing additional shares of capital stock described in the prior sentence will expire upon consummation of our initial Business Combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial Business Combination.

Our initial stockholders hold 21,532,500 Founder Shares as of the date of this Annual Report, including 21,442,500 held by our Sponsor. The Founder Shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 12,833,333 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, subject to adjustment, for a purchase price of $19,250,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial Business Combination within the allocated time period. In addition, we may obtain loans from our initial stockholders, officers, directors, or their affiliates. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline for completing our initial Business Combination nears.

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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our shares of common stock at such time is substantially less than $10.00 per share.

Our Sponsor has invested in us an aggregate of $19,275,000, comprised of the $25,000 purchase price for the Founder Shares and the $19,250,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 21,442,500 Founder Shares held by the Sponsor would have an aggregate implied value of $214,425,000. Even if the trading price of our shares of common stock were as low as approximately $0.8989 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our Public Shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Stockholders paid for their Public Shares.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may complete our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous financial, economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we are focusing our search for an initial Business Combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our Public Stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial stockholders, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to complete our initial Business Combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial Business Combination but that our stockholders or warrant holders may not support.

In order to complete a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds, extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing instruments, including to further extend the time we have to consummate an initial Business Combination in order to complete our initial Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s Public Shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote thereon; provided that amendments relating to the appointment or removal of directors prior to our initial Business Combination require a resolution passed by the holders of a majority of shares of our Class B common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that would entitle the holders thereof, prior to our initial Business Combination, to (1) receive funds from the Trust Account or (2) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation. The restriction on issuing additional securities described in the prior sentence will expire upon consummation of our initial Business Combination. Our initial stockholders, who collectively beneficially own at least 20.0% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 30 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our Public Stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If we are unable to complete our initial Business Combination, our Public Stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors in this section.

Our initial stockholders will control the election of our board of directors until consummation of our initial Business Combination and will exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock. In addition, prior to our initial Business Combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by the holders of a majority of shares of our Class B common stock. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. In addition, prior to the completion of our initial Business Combination, only holders of the Class B common stock have the right to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Business Combination.

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

We have issued warrants to purchase 21,562,500 shares of our Class A common stock as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued Private Placement Warrants to purchase an aggregate of 12,833,333 shares of Class A common stock. Our initial stockholders currently own an aggregate of 21,532,500 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our initial stockholders, officers, directors or their affiliates makes any working capital loans, up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Since only holders of our Founder Shares have the right to vote on the appointment of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of the Initial Public Offering, only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

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

We have not utilized these exemptions and currently comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

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

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the healthcare industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained. For risk factors related to the proposed Allurion Business Combination, see the “Risk Factors” section of the Allurion Disclosure Statement that we will file with the SEC.

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

None of our officers or directors is required to commit his or her full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see section entitled “Item 10. Directs, Executive Officers and Corporate Governance - Conflicts of Interest.”

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Medtronic and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us and we might be required to seek another entity’s approval prior to engaging with or entering into a business opportunity, although to the best of our knowledge we do not believe that any such entities have an interest in directly acquiring the companies we intend to pursue. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections entitled “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest” and “Item 13. - Certain Relationships and Related Party Transactions - Administrative Services Agreement.”

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction, as to which the Court of Chancery and the U.S. federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulation thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions, however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.

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

Omar Ishrak, our Chairman, and Jean Nehmé, our Co-Chief Executive Officer, are each party to separate non-compete agreements with Medtronic. These non-compete agreements preclude Drs. Ishrak and Nehmé from, without the consent of Medtronic, providing services to any business which may compete with Medtronic, without Medtronic’s consent. For Dr. Ishrak, this preclusion applies during his employment by Medtronic and for a term of two years following the end of such employment. Dr. Ishrak’s employment by Medtronic ended in December 2020. For Dr. Nehmé, this preclusion applies during his employment by Medtronic and until the later of February 12, 2023 or six months after the end of such employment. Dr. Nehmé is currently employed by Medtronic. No assurance can be given that Medtronic would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an initial Business Combination with certain businesses, which could limit our prospects for an initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our initial Business Combination does not cause Drs. Ishrak or Nehmé to violate their non-compete agreements, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Drs. Ishrak or Nehmé to be in breach of their non-compete agreements. If a court were to conclude that a violation of the non-compete agreements had occurred, it could enjoin Drs. Ishrak or Nehmé from participating in our company, or enjoin us from engaging in aspects of the business which compete with Medtronic, as applicable. The court could also impose monetary damages against Dr. Ishrak, Dr. Nehmé or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. Please see “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (a) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 30 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity and (c) the redemption of our Public Shares if we have not completed our initial Business Combination within 30 months from the closing of the Initial Public Offering, subject to applicable law. Stockholders who do not exercise their rights to the funds in connection with an amendment to our amended and restated certificate of incorporation would still have rights to the funds in connection with a subsequent Business Combination within the allocated time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, Public Stockholders may be forced to wait beyond the end of such period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 Public Stockholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A common stock and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

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

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of our board of directors to designate the terms of and issue new series of preferred shares and the fact that prior to the completion of our initial Business Combination only holders of our shares of Class B common stock, which are held by our initial stockholders, are entitled to vote on the election of directors and holders of a majority of the outstanding shares of our Class B common stock may remove members of our board of directors for any reason, each of which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

General Risk Factors

We have no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

We may be a passive foreign investment company, or “PFIC,“which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 9, 2023 (which was extended from February 9, 2023 by vote of our stockholders). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

If we are unable to complete a Business Combination within the Combination Period and our stockholders have not amended the amended and restated certificate of incorporation to further extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $766,000 of operating cash, and working capital of approximately $568,000 (not taking into account working capital loans from our Sponsor of approximately $932,000 at fair value ($2.2 million of principal). Further, we have incurred, expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The deadline for us to complete our initial Business Combination is August 9, 2023 (which was extended from February 9, 2023 by vote of our stockholders). These factors, among others, raise substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date.

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

As a result, included on our balance sheet as of December 31, 2022 and 2021 contained elsewhere in this Annual Report are derivative liabilities related to the embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our amended and restated certificate of incorporation to further extend the time to consummate an initial Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

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

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1100 North Market Street, 4th Floor, Wilmington, DE 19890. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for administrative and support services. The Sponsor has waived these fees through December 31, 2022. We consider our current office space adequate for our current operations.

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

(b) Holders

As of April 3, 2023, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded shares of Class A common stock, and approximately two holders of record of our redeemable warrants.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $48.4 million (including deferred underwriting commissions of approximately $30.2 million, which has been waived). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $862.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in our final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Compute Health Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Allurion (the “Allurion Business Combination”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The registration statement for our Initial Public Offering became effective on February 4, 2021. On February 9, 2021, we consummated its Initial Public Offering of 86,250,000 Units, including 11,250,000 Over-Allotment Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $862.5 million, and incurring offering costs of approximately $48.4 million, of which approximately $30.2 million was for deferred underwriting commissions, which has been waived.

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

On December 2, 2022, our stockholders approved amendments to our Certificate of Incorporation extending the time for us to complete a Business Combination from 24 months from the date of the Initial Public Offering to 30 months from the date of the Initial Public Offering. In connection with the extension, stockholders elected to redeem 77,026,806 shares of our common stock, representing approximately 71.45% of the issued and outstanding shares of our common stock and 89.31% of the issued and outstanding shares of our common stock sold in the our Initial Public Offering. As a result, there are currently 9,223,194 shares of our Class A common stock outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $93.0 million, as described further in “Recent Developments – Trust Account Redemptions and Extension of Combination Period.”

If we are unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or August 9, 2023 (which was extended from February 9, 2023 by vote of our stockholders) (the “Combination Period”) and our stockholders have not amended the amended and restated certificate of incorporation to further extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Recent Developments

Trust Account Redemptions and Extension of Combination Period

On December 2, 2022, we held a special meeting of stockholders (the “Special Meeting”) to approve amendments to the our Certificate of Incorporation to (i) extend the time for us to complete a Business Combination from February 9, 2023, which is 24 months from the date of the Initial Public Offering, to August 9, 2023, which is 30 months from the date of the Initial Public Offering (the “Extension Proposal”), and (ii) to remove the limitation that we may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of Exchange Act) of less than $5,000,001. Prior to the Special Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our initial Business Combination or liquidation. In connection with the proposals, as described in the proxy, our Sponsor agreed that if the Extension Proposal was approved and the Charter Extension becomes effective, it will make deposits of additional funds (the “Extension Deposits”) into the Trust Account for the aggregate benefit of Public Shares that are not redeemed by the Public Stockholders in connection with the Extension Proposal (collectively, the “Remaining Public Shares”) in exchange for one or more non-interest bearing, unsecured promissory notes issued by our Company to the Sponsor. For each whole month, or portion thereof, that is needed by us to complete an initial Business Combination from the date of the Extension Meeting until the August 9, 2023, our Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month, in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to the Sponsor. In addition, pursuant to the prospectus we stated we will not use any trust proceeds to pay any excise taxes with the redemption of our securities.

Both proposals were approved. In connection with the Extension Proposal, stockholders elected to redeem 77,026,806 shares of our common stock, representing approximately 71.45% of the issued and outstanding shares of our common stock and 89.31% of the issued and outstanding shares of our common stock sold in the Company’s Initial Public Offering. Approximately $776.5 million was withdrawn from the Company’s Trust Account to pay for the redemption, leaving approximately $94.3 million in the Trust Account as of December 31, 2022.

On December 5, 2022, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to (A) to extend the date (the “Termination Date”) by which we must either (a) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, with one or more businesses, which we refer to as our initial Business Combination, or (b) (i) cease all operations except for the purpose of winding up if we fail to complete such initial Business Combination and (ii) redeem all of the shares of Class A common stock of our Company sold in the Initial Public Offering that was consummated on February 9, 2021, from February 9, 2023 to August 9, 2023 (the “Extension Amendment”) and (B) to eliminate from the Certificate of Incorporation the limitation that we may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation”) in order to allow us to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”).

A copy of the amended and restated certificate of incorporation of the Company is filed herewith as Exhibit 3.1 and is incorporated herein by reference.

Allurion Business Combination

On February 9, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Compute Health Corp., a Delaware corporation and direct, wholly-owned subsidiary of us (“Merger Sub I”), Compute Health LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of us (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Allurion Technologies Holdings, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Allurion (as defined below) (“Pubco”), and Allurion Technologies, Inc., a Delaware corporation (“Allurion” and, collectively with the Company, the Merger Subs and Pubco, the “Parties”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein, the business combination will be effected in three steps: (a) we will merge with and into Pubco (the “CPUH Merger,” the closing of the CPUH Merger, the “CPUH Merger Closing” and the time at which the CPUH Merger becomes effective, the “CPUH Merger Effective Time”), with Pubco surviving (Pubco, in its capacity as the surviving company in the CPUH Merger, the “Surviving Corporation”) and, after giving effect to such merger, becoming the publicly-listed company and the sole owner of each Merger Sub, (b) at least three (3) hours following the consummation of the CPUH Merger, Merger Sub I will merge with and into Allurion (the “Intermediate Merger,” the closing of the Intermediate Merger, the “Intermediate Merger Closing” and the time at which the Intermediate Merger becomes effective, the “Intermediate Merger Effective Time”), with Allurion surviving as the surviving company in the Intermediate Merger (Allurion, in its capacity as the surviving company in the Intermediate Merger, the “Intermediate Surviving Corporation”) and, after giving effect to such merger, becoming a wholly-owned subsidiary of the Surviving Corporation and (c) thereafter, the Intermediate Surviving Corporation will merge with and into Merger Sub II (the “Final Merger,” and the time at which the Final Merger becomes effective, the “Final Merger Effective Time”) (the Final Merger, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents (as defined in the Business Combination Agreement), the “Proposed Transactions”), with Merger Sub II surviving as the surviving company in the Final Merger (Merger Sub II, in its capacity as the surviving company of the Final Merger, the “Surviving Subsidiary Company”) and, after giving effect to such merger, remaining a wholly-owned subsidiary of the Surviving Corporation.

In connection with the execution of the Business Combination Agreement, the Company and Pubco entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Business Combination Agreement on February 9, 2023. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and Pubco agreed to issue and sell, to the Subscription Investors an aggregate of 5,386,695 shares of Pubco common stock for a purchase price of $7.04 per share, or an aggregate of approximately $37.9 million, in a private placement.

For more information about the Business Combination Agreement and the proposed Allurion Business Combination, see our Current Report on Form 8-K filed with the SEC on February 9, 2023 and the Allurion Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the proposed Allurion Business Combination and does not contain the risks associated with the proposed Allurion Business Combination. Such risks and effects relating to the proposed Allurion Business Combination will be included in the Allurion Disclosure Statement.

Results of Operations

Our entire activity since inception through December 31, 2022 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $32.4 million, which consisted of approximately $26.5 million for change in fair value of derivative liabilities, approximately $10.7 million from income from the investments held in the Trust Account, approximately $1,000 interest earned from bank account, approximately $866,000 gain from reversal of deferred underwriting liability – Public Warrants, approximately $1.2 million for change in fair value of promissory note, partially offset by approximately $4.5 million of general and administrative expenses, $200,000 of franchise tax expense, and approximately $2.2 million of income tax expense.

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

Liquidity and Going concern

As of December 31, 2022, we had approximately $0.8 million in our operating bank accounts and working capital of approximately $0.6 million, excluding approximately $0.9 million of Working Capital Loans (as defined below) at fair value ($2.2 million of principal). During the year ended December 31, 2022, approximately $2.7 million was withdrawn from the Trust Account to pay franchise and income taxes.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined below). As of December 31, 2022 and 2021, a total principal amount of $2.25 million and $1.5 million was drawn under these Working Capital Loans, respectively, with $750,000 available for future borrowings. Our Sponsor has also agreed to fund the Extension Deposits in exchange for one or more non-interest bearing unsecured promissory notes issued by our Company to the Sponsor.

However, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 9, 2023, or such later date as may be approved by our stockholders, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, or an extension is not approved, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 9, 2023, or such later date as may be approved by our stockholders.

Related Party Transactions

Founder Shares

On October 16, 2020, our Sponsor purchased 21,562,500 Founder Shares for an aggregate price of $25,000. Our Sponsor agreed to forfeit up to 2,812,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, these 2,812,500 Founder Shares are no longer subject to forfeiture.

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

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of December 31, 2022 and 2021, $1.5 million and $1.4 million was drawn under the Convertible Promissory Note - related party, respectively, presented at the fair value of approximately $182,000 and $1.4 million on the accompanying balance sheets, respectively.

On July 28, 2022, we entered into a second Loan Note Instrument (the “Second Loan Note” or “Promissory note - related party) with our Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to our Company up to $1.5 million for costs reasonably related to our consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which we consummate the initial business combination and (ii) the date that the winding up of our Company is effective. On July 28, 2022, we borrowed $750,000 under the Second Loan Note. As of December 31, 2022, $750,000 was outstanding under the Second Loan Note and $750,000 is available for future borrowings.

Our Sponsor agreed that if the Extension Proposal was approved and the Charter Extension becomes effective, it would make deposits of additional funds (the “Extension Deposits”) into the Trust Account for the aggregate benefit of the Public Shares that are not redeemed by the Public Stockholders in connection with the Extension Proposal (collectively, the “Remaining Public Shares”) in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to our Sponsor. For each whole month, or portion thereof, that is needed by us to complete an initial business combination from the date of the Extension Meeting until the August 9, 2023, our Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month, in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to our Sponsor. As the Extension Proposal was approved, we have made contributions to the Trust Account of $400,000, which was funded by advances to us from our Sponsor. As of December 31, 2022, $400,000 was outstanding and presented as due to related party on the accompanying balance sheets. Subsequent to December 31, 2022, the advance has been formalized as a promissory note from the Sponsor. See Note 12.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through December 31, 2022.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee review on a quarterly basis all payments that were made by us to our initial stockholders, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 and 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Promissory Note - Related Party

We have elected the fair value option to account for our Convertible Promissory Note - related party with our Sponsor as defined and more fully described in the Notes to the financial statements. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of our Convertible Promissory Note - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock were charged against their carrying value upon the completion of the Initial Public Offering. Deferred underwriting commissions were classified as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities.

On November 15, 2022, we received notification from Goldman Sachs & Co. LLC (“Goldman Sachs”), the underwriters in the Company’s Initial Public Offering, that Goldman Sachs waives any entitlement it may have to the deferred underwriting commissions. As such, the deferred underwriting fee liability has been reversed in the year ended December 31, 2022. The amount allocated to the Public Warrants was recorded as a gain on the accompanying statements of operations and the amount allocated to the Class A common stock was added back as additional paid-in capital.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. In connection with the Extension Proposal 77,026,806 shares of Class A common stock were redeemed. Accordingly, as of December 31, 2022 and 2021, 9,223,194 and 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ equity section of the balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes in redemption value are recognized and presented as remeasurement of Class A common stock to redemption value on the accompanying statement of changes in stockholders’ equity (deficit) included in the financial statements.

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

Deferred Legal fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of December 31, 2022, the amount of these fees is approximately $4.0 million, included as deferred legal fees on the accompanying balance sheets.

Contingent Fee Arrangement

On August 26, 2022 we entered arrangement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) to obtain financial advisory and equity capital market advisory services and to act as our placement agent in connection with raising capital with a specific target in its search for a Business Combination. Credit Suisse would be entitled to a transaction fee of $8.0 million. Per the arrangement, the $8.0 million transaction fee for these services is contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, we will also reimburse Credit Suisse for reasonable expenses. As of December 31, 2022, no expenses have been claimed.

On January 28, 2023, our Company and Credit Suisse agreed to amend the transaction fee in Section 2 of the Arrangement from $8.0 million to $2.0 million. As of December 31, 2022, no expenses have been claimed.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Compute Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Compute Health Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Portland, ME

April 3, 2023

COMPUTE HEALTH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$765,782	$836,874
Prepaid expenses	71,506	774,677
Income tax receivable	174,922	-
Total current assets	1,012,210	1,611,551
Investments held in Trust Account	94,326,613	862,549,773
Total Assets	$95,338,823	$864,161,324

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$4,189	$8,047
Accrued expenses	-	162,917
Franchise tax payable	40,000	200,045
Due to related party	400,000	-
Convertible Promissory note – related party - short term	182,010	-
Promissory note – related party	750,000	-
Total current liabilities	1,376,199	371,009
Derivative warrant liabilities	3,783,550	30,268,330
Deferred underwriting commissions	-	30,187,500
Convertible Promissory note – related party - long term	-	1,392,950
Deferred legal costs	4,046,016	957,588
Total liabilities	9,205,765	63,177,377

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 9,223,194 shares issued and outstanding at $10.24 at December 31, 2022 and 86,250,000 shares issued and outstanding $10.00 per share redemption value at December 31, 2021	94,401,540	862,500,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding at December 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at December 31, 2022 and December 31, 2021	2,156	2,156
Additional paid-in capital	-	-
Accumulated deficit	(8,270,638)	(61,518,209)
Total stockholders’ deficit	(8,268,482)	(61,516,053)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$95,338,823	$864,161,324

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
General and administrative expenses	$4,487,668	$2,031,261
Franchise tax expenses	200,000	200,050
Loss from operations	(4,687,668)	(2,231,311)
Other income (expense)
Change in fair value of derivative warrant liabilities	26,484,780	9,243,640
Change in fair value of convertible promissory note – related party	1,210,940	144,070
Loss on convertible promissory note – related party	-	(37,020)
Financing costs – derivative warrant liabilities	-	(1,406,506)
Gain from reversal of deferred underwriting liability – Public Warrants	866,381	-
Income from investments held in Trust Account	10,660,726	49,773
Interest earned on bank account	1,133	-
Income before income tax	34,536,292	5,762,646
Income tax expense	2,165,078	-
Net income	$32,371,214	$5,762,646

Weighted average shares outstanding of Class A common stock, basic and diluted	81,185,224	77,034,247
Basic and diluted net income per share, Class A common stock	$0.32	$0.06

Weighted average shares outstanding of Class B common stock, basic	21,562,500	21,261,986
Weighted average shares outstanding of Class B common stock, diluted	21,562,500	21,562,500
Basic and diluted net income per share, Class B common stock	$0.32	$0.06

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	21,562,500	$2,156	$22,844	$(5,169)	$19,831
Excess of cash received over fair value of the private placement warrants	-	-	-	-	4,491,670	-	4,491,670
Remeasurement of Class A common stock to redemption value	-	-	-	-	(4,514,514)	(67,275,686)	(71,790,200)
Net income	-	-	-	-	-	5,762,646	5,762,646
Balance - December 31, 2021	-	$-	21,562,500	$2,156	$-	$(61,518,209)	$(61,516,053)
Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(8,444,762)	(8,444,762)
Extinguishment of deferred underwriting liability on Public Shares	-	-	-	-	29,321,119	-	29,321,119
Reclass from additional paid in capital to retained earnings	-	-	-	-	(29,321,119)	29,321,119	-
Net income	-	-	-	-	-	32,371,214	32,371,214
Balance - December 31, 2022	-	$-	21,562,500	$2,156	$-	$(8,270,638)	$(8,268,482)

The accompanying notes are an integral part of these financial statements.

COMPUTE HEALTH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$32,371,214	$5,762,646
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(26,484,780)	(9,243,640)
Change in fair value of promissory note – related party	(1,210,940)	(144,070)
Loss on promissory note – related party	-	37,020
Financing costs - derivative warrant liabilities	-	1,406,506
Income from investments held in Trust Account	(10,660,726)	(49,773)
Gain from reversal of deferred underwriting liability - Public Warrants	(866,381)	-
Changes in operating assets and liabilities:
Prepaid expenses	703,171	(774,677)
Accounts payable	(3,858)	3,523
Accrued expenses	(162,917)	(231,066)
Due to related party	400,000	-
Deferred legal fees	3,088,428	957,588
Franchise tax payable	(160,045)	199,436
Income tax receivable	(174,922)	-
Net cash used in operating activities	(3,161,756)	(2,076,507)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(862,500,000)
Cash deposited in Trust Account for extension	(400,000)	-
Interest Withdrawn from Trust Account	2,740,664	-
Cash withdrawn from Trust Account for redemptions	776,543,221	-
Net cash provided by (used in) investing activities	778,883,885	(862,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	2,000
Repayment of note payable to related party	-	(266,099)
Proceeds received from initial public offering, gross	-	862,500,000
Proceeds from private placement	-	19,250,000
Offering costs paid	-	(17,619,610)
Proceeds from promissory note to related party	750,000	1,500,000
Redemption of Class A common stock	(776,543,221)	-
Net cash provided by (used in) financing activities	(775,793,221)	865,366,291

Net change in cash	$(71,092)	$789,784

Cash - beginning of the period	836,874	47,090
Cash - end of the period	$765,782	$836,874

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$372,369
Offering costs paid by related party under promissory note	$-	$94,099
Deferred underwriting commissions	$-	$30,187,500
Extinguishment of deferred underwriting liability on Public Shares	$29,321,119	$-
Supplemental disclosure of operating activities:
Income taxes paid	$2,340,000	$-

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

The Company will provide the holders of its Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (approximately $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Trust Account Redemptions and Extension of Combination Period

On December 2, 2022, the Company held a special meeting of stockholders (the “Special Meeting”) to approve amendments to the Company’s Certificate of Incorporation to (i) extend the time for the Company to complete a Business Combination from February 9, 2023, which is 24 months from the date of the Initial Public Offering, to August 9, 2023, which is 30 months from the date of the Initial Public Offering (the “Extension Proposal”), and (ii) to remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of Exchange Act) of less than $5,000,001. Prior to the Special Meeting, we instructed Continental Stock Transfer & Trust Company, the trustee of the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our initial Business Combination or liquidation. In connection with the proposals, as described in the proxy, the Company’s Sponsor agreed that if the Extension Proposal was approved and the Charter Extension becomes effective, it will make deposits of additional funds (the “Extension Deposits”) into the Trust Account for the aggregate benefit of Public Shares that are not redeemed by the Public Stockholders in connection with the Extension Proposal (collectively, the “Remaining Public Shares”) in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. For each whole month, or portion thereof, that is needed by the Company to complete an initial Business Combination from the date of the Extension Meeting until the August 9, 2023, the Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. In addition, pursuant to the prospectus the Company stated it will not use any trust proceeds to pay any excise taxes with the redemption of its securities.

Both proposals were approved. In connection with the Extension Proposal, stockholders elected to redeem 77,026,806 shares of the Company’s common stock, representing approximately 71.45% of the issued and outstanding shares of the Company’s common stock and 89.31% of the issued and outstanding shares of the Company’s common stock sold in the Company’s Initial Public Offering. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $93.0 million.

On December 5, 2022, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to (A) to extend the date (the “Termination Date”) by which it must either (a) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, with one or more businesses, which we refer to as our initial Business Combination, or (b) (i) cease all operations except for the purpose of winding up if the Company fails to complete such initial business combination and (ii) redeem all of the shares of Class A common stock of the Company sold in the Company’s initial public offering that was consummated on February 9, 2021, from February 9, 2023 to August 9, 2023 (the “Extension Amendment”) and (B) to eliminate from the Certificate of Incorporation the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment”).

If the Company is unable to complete its Business Combination by August 9, 2023, (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to further extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $0.8 million in its operating bank accounts and working capital of approximately $0.6 million, excluding approximately $0.9 million in Working Capital Loans at fair value ($2.2 million of principal). During the year ended December 31, 2022, approximately $2.7 million was withdrawn from the Trust Account to pay franchise and income taxes.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, a principal amount of $2.25 million and $1.5 million is drawn under Working Capital Loans, respectively. At December 31, 2022 $750,000 is available for borrowings under Working Capital Loans (see Note 5). In addition, The Company’s Sponsor has agreed to fund the Extension Deposits in exchange for one or more non-interest bearing unsecured promissory notes issued by the Company to the Sponsor to benefit its Public Stockholders.

However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until August 9, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 9, 2023 or such later date as approved by the Company’s stockholders.

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

On December 27, 2022, the Treasury Department and Internal Revenue Service (“IRS”) issued a Notice 2023-2 (“Notice”), which provided interim guidance regarding the application of the corporate stock repurchase excise tax until the issuance of proposed regulations.  The Notice excluded the distributions complete liquidation of a corporation from the base of the excise tax. The Notice also excludes from the scope of the excise tax any distribution made during the taxable year in which a corporation fully liquidates and dissolves, even if a distribution precedes the formal decision to liquidate.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $0 and $836,000 in cash equivalents held outside the Trust Account as of December 31, 2022 and 2021, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of December 31, 2022 and 2021, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Convertible Promissory Note - Related Party

The Company has elected the fair value option to account for its Convertible Promissory Note - related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of its Convertible Promissory Note - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred and presented as non-operating expenses on the statements of operations. Offering costs associated with the Class A common stock were charged against their carrying value upon the completion of the Initial Public Offering. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation was not reasonably expected to require the use of current assets or require the creation of current liabilities.

On November 15, 2022, the Company received notification from Goldman Sachs & Co. LLC (“Goldman Sachs”), the underwriters in the Company’s Initial Public Offering, that Goldman Sachs waives any entitlement it may have to the deferred underwriting commissions. As such, the deferred underwriting fee liability has been reversed in the year ended December 31, 2022. The amount allocated to the Public Warrants was recorded as a gain on the accompanying statements of operations and the amount allocated to the Class A common stock was added back as additional paid-in capital.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. In connection with the Extension Proposal, 77,026,806 shares of Class A common stock were redeemed. Accordingly, as of December 31, 2022 and 2021, 9,223,194 and 86,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31,		For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income available to stockholders	$25,577,834	$6,793,380	$4,516,156	$1,246,490

Denominator:
Basic weighted average shares outstanding	81,185,224	21,562,500	77,034,247	21,261,986
Effect of dilutive securities	-	-	-	300,514
Diluted weighted average shares outstanding	81,185,224	21,562,500	77,034,247	21,562,500

Basic net income per common stock	$0.32	$0.32	$0.06	$0.06
Diluted net income per common stock	$0.32	$0.32	$0.06	$0.06

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of December 31, 2022 and 2021, $1.5 million and $1.4 million was drawn under the Promissory Note - related party, respectively, presented at the fair value of $182,000 and $1.4 million on the accompanying balance sheets, respectively.

On July 28, 2022, the Company entered into a second Loan Note Instrument (the “Second Loan Note” or “Promissory note - related party) with its Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which Compute Health consummates its initial business combination and (ii) the date that the winding up of Compute Health is effective. On July 28, 2022, the Company borrowed $750,000 under the Second Loan Note. As of December 31, 2022, $750,000 was outstanding under the Second Loan Note and $750,000 is available for future borrowings.

Due to Related Party

The Company’s Sponsor agreed that if the Extension Proposal was approved and the Charter Extension becomes effective, it would make deposits of additional funds (the “Extension Deposits”) into the Trust Account for the aggregate benefit of Public Shares that are not redeemed by the Public Stockholders in connection with the Extension Proposal (collectively, the “Remaining Public Shares”) in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. For each whole month, or portion thereof, that is needed by the Company to complete an initial Business Combination from the date of the Extension Meeting until the August 9, 2023, the Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month. As the Extension Proposal was approved, the Company has made contributions to the Trust Account of $400,000, which was funded by advances to the Company from the Sponsor. As of December 31, 2022, $400,000 was outstanding and presented as due to related party on the accompanying balance sheets. Subsequent to December 31, 2022, the advance has been formalized as a promissory note from the Sponsor. See Note 12.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through December 31, 2022.

The Company’s Sponsor, officers and directors, or any of their respective affiliates, are to be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by the Company to its initial stockholders, officers, directors or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or approximately $17.3 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.35 per Unit, or approximately $30.2 million in the aggregate would be payable to the underwriters for deferred underwriting commissions. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 15, 2022, the Company received notification from Goldman Sachs, the underwriters in the Company’s Initial Public Offering, that Goldman Sachs waives any entitlement it may have to the deferred underwriting commissions. As such, the deferred underwriting fee liability has been reversed as of December 31, 2022.

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which the Company’s legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of December 31, 2022 and 2021, the amount of these fees is approximately $4.0 million and $1.0 million, respectively, and is included as deferred legal fees on the accompanying balance sheets.

Contingent Fee Arrangement

On August 26, 2022, the Company entered arrangement with Credit Suisse Securities (USA) LLC (“Credit Suisse”) to obtain financial advisory and equity capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Credit Suisse would be entitled to a transaction fee of $8.0 million (“Arrangement”). Per the Arrangement, the $8.0 million fee for these services is contingent upon the closing of a Business Combination and therefore not included as liabilities on the accompanying balance sheets. Under the arrangement, the Company will also reimburse Credit Suisse for reasonable expenses.

On January 28, 2023, the Company and Credit Suisse agreed to amend the transaction fee in Section 2 of the Arrangement from $8.0 million to $2.0 million. As of December 31, 2022, no expenses have been claimed.

Note 7 – Warrants

As of December 31, 2022 and 2021, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00:Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 9,223,194 and 86,250,000 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption at December 31, 2021	862,500,000
Increase in redemption value of Class A common stock subject to redemption	8,444,762
Redemption of 77,026,806 shares of Class A common stock	(776,543,221)
Class A common stock subject to possible redemption at December 31 2022	$94,401,540

Note 9 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 9,223,194 and 86,250,000 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

Note 10 - Income Taxes

The income tax provision (benefit) consists of the following for the year ended December 31, 2022 and 2021:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Current
Federal	$2,165,078	$-
State	-	-
Deferred
Federal	(942,172)	(458,514)
State	-	-
Valuation allowance	942,172	458,514
Income tax provision	$2,165,078	$-

The Company’s net deferred tax assets are as follows as of December 31, 2022 and 2021:

As of December 31, 2021, the Company had available U.S. federal operating loss carry forwards of $150,882 that could be carried forward indefinitely. As of December 31, 2022 the carry forward was fully utilized with the positive taxable income of the Company generated by the interest earned in the Trust Account. As such, there were no U.S. federal operating loss carry forwards as of December 31, 2022.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $911,000 and $457,000 during the year ended December 31, 2022 and 2021, respectively.

	As of December 31, 2022	As of December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$1,369,012	$426,839
Net operating loss carryforwards	-	31,675
Total deferred tax assets	1,369,012	458,514
Valuation allowance	(1,369,012)	(458,514)
Deferred tax asset, net of allowance	$-	$-

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(16.1)%	(33.7)%
Transaction costs allocated to derivative warrant liabilities	0.0%	5.1%
Loss on promissory note – related party	0.0%	0.1%
Change in fair value of promissory note – related party	(0.7)%	(0.5)%
Gain from reversal of deferred underwriting liability - Public Warrants	(0.5)%	0.0%
Change in valuation allowance	2.6%	7.9%
Income tax rate (benefit)	6.3%	(0.13)%

The Company files income tax return in the U.S. federal and Delaware jurisdictions. The tax returns are subjection to examination since inception.

Note 11 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$94,326,613	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$2,371,880	$-	$-
Derivative warrant liabilities - private warrants	$-	$1,411,670	$-
Convertible promissory note - related party – short term	$-	$-	$182,010

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$862,549,773	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$18,975,000	$-	$-
Derivative warrant liabilities - private warrants	$-	$11,293,330	$-
Convertible promissory note - related party	$-	$-	$1,392,950

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021.There were no other transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

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

The fair value of the Public Warrants as of December 31, 2022 and 2021, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to measure the fair value of the underlying conversion feature of the convertible promissory note - related party at each measurement date:

	December 31, 2021	December 31, 2022
Volatility	67.2%	33.9%
Stock price	$0.88	$0.85
Expected life of the options to convert	0.61	0.41
Risk-free rate	0.23%	4.54%
Dividend yield	0.0%	0.0%
Probability of successful Business Combination	-	13.0%

The change in the fair value of the convertible promissory note - related party measured with Level 3 inputs for the period for the years ended December 31, 2022 and 2021, is summarized as follows:

Fair Value at January 1, 2021	$-
Initial fair value of Promissory Note- related party - second quarter	1,537,020
Change in fair value of Promissory Note - related party	(144,070)
Fair Value of Promissory Note - related party, December 31, 2021	$1,392,950
Change in fair value of Promissory Note - related party	(1,210,940)
Fair Value of Promissory Note - related party, December 31, 2022	$182,010

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the financial statements.

Proposed Business Combination

On February 9, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Compute Health Corp., a Delaware corporation and direct, wholly-owned subsidiary of the Company (“Merger Sub I”), Compute Health LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Allurion Technologies Holdings, Inc., a Delaware corporation and direct, wholly-owned subsidiary of Allurion (as defined below) (“Pubco”), and Allurion Technologies, Inc., a Delaware corporation (“Allurion” and, collectively with the Company, the Merger Subs and Pubco, the “Parties”).

Pursuant to the Business Combination Agreement, and upon the terms and subject to the conditions set forth therein, the business combination will be effected in three steps: (a) the Company will merge with and into Pubco (the “CPUH Merger,” the closing of the CPUH Merger, the “CPUH Merger Closing” and the time at which the CPUH Merger becomes effective, the “CPUH Merger Effective Time”), with Pubco surviving (Pubco, in its capacity as the surviving company in the CPUH Merger, the “Surviving Corporation”) and, after giving effect to such merger, becoming the publicly-listed company and the sole owner of each Merger Sub, (b) at least three (3) hours following the consummation of the CPUH Merger, Merger Sub I will merge with and into Allurion (the “Intermediate Merger,” the closing of the Intermediate Merger, the “Intermediate Merger Closing” and the time at which the Intermediate Merger becomes effective, the “Intermediate Merger Effective Time”), with Allurion surviving as the surviving company in the Intermediate Merger (Allurion, in its capacity as the surviving company in the Intermediate Merger, the “Intermediate Surviving Corporation”) and, after giving effect to such merger, becoming a wholly-owned subsidiary of the Surviving Corporation and (c) thereafter, the Intermediate Surviving Corporation will merge with and into Merger Sub II (the “Final Merger,” and the time at which the Final Merger becomes effective, the “Final Merger Effective Time”) (the Final Merger, collectively with the CPUH Merger and the Intermediate Merger, the “Mergers” and, together with the other transactions contemplated by the Business Combination Agreement and the Ancillary Documents (as defined in the Business Combination Agreement), the “Proposed Transactions”), with Merger Sub II surviving as the surviving company in the Final Merger (Merger Sub II, in its capacity as the surviving company of the Final Merger, the “Surviving Subsidiary Company”) and, after giving effect to such merger, remaining a wholly-owned subsidiary of the Surviving Corporation.

Upon closing, the combined company (the “New Company”) will be named Allurion Technologies, Inc. and its common stock (the “ALUR Common Stock”) is expected to be traded on the New York Stock Exchange under the symbol “ALUR”.

In connection with the execution of the Business Combination Agreement, the Company and Pubco entered into Subscription Agreements with certain accredited investors or qualified institutional buyers (collectively, the “Subscription Investors”) concurrently with the execution of the Business Combination Agreement on February 9, 2023. Pursuant to the Subscription Agreements, the Subscription Investors agreed to subscribe for and purchase, and Pubco agreed to issue and sell, to the Subscription Investors an aggregate of 5,386,695 shares of Pubco common stock for a purchase price of $7.04 per share, or an aggregate of approximately $37.9 million, in a private placement.

Upon the closing of the proposed transaction, it is expected that the New Company will issue, and assume warrants and other equity incentive arrangements representing or underlying, in the aggregate, 37,812,000 shares of the New Company to Allurion equityholders, with the consideration payable to Allurion equityholders based on an assumed $500 million pro forma enterprise value of the combined New Company. The proposed transaction also includes a minimum cash condition of $70 million (net of certain expenses) and is expected to provide a minimum of $87 million of gross cash proceeds.

In connection with the proposed transaction, holders of the Company’s Class A common stock will have the right to redeem their Class A shares. If holders of the Company’s Class A common stock elect not to redeem their Class A shares in connection with the proposed transaction, such holders will receive, at the closing of the proposed transaction, an additional 0.420455 shares of the Company for each non-redeemed share of the Company’s Class A common stock. Additionally, in connection with the CPUH Merger, the warrant adjustment provision under the Company’s warrant agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, is expected to be triggered, and the Parties have agreed to take certain actions, described below, with respect to the applicability of such provision to the Proposed Transactions.

The proposed transaction has been approved by the boards of directors of each of Compute Health and Allurion. The proposed transaction will require the approval of the stockholders of each of Compute Health and Allurion and is subject to other customary closing conditions, including the receipt of certain regulatory approvals and a registration statement on Form S-4 (the “Registration Statement”) being declared effective by the Securities and Exchange Commission (the “SEC”).

The Business Combination would be consummated in accordance with the terms and subject to the conditions as further described in the Business Combination Agreement and other related supporting agreements as filed with the SEC on a Current Report on Form 8-K on February 9, 2023.

Establishment of Subsidiaries

On February 8, 2023 and as part of the steps relating to the proposed transaction with Allurion, the Company incorporated Compute Health Corp. as a Delaware corporation and a direct, wholly-owned subsidiary of the Company and established Compute Health LLC as a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company.

Resignation of Directors

On January 29, 2023, Dr. Osama Alswailem notified the Company’s board of directors of his resignation as a member of the board of directors, effective as of January 29, 2023. In connection with his resignation, Dr. Alswailem forfeited the 30,000 shares of Class B common stock owned by him.

On January 31, 2023, Dr. Jean Nehmé notified the Company’s board of directors of his resignation as a member of the board of directors, effective as of January 31, 2023.

Loan Note and Trust Deposits

On February 9, 2023, the Company entered into the Third Loan Note Instrument with the Sponsor, pursuant to which the Sponsor, in its sole and absolute discretion, may loan to the Company up to $4,750,000 for (i) costs reasonably related to the Company’s consummation of an initial Business Combination and (ii) deposits into the Trust Account in connection with the extension of the deadline for the Company to consummate its initial Business Combination from February 9, 2023 to August 9, 2023. The Third Loan Note does not bear any interest. The Third Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The Third Loan Note is subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to the Third Loan Note within five business days of the maturity date and certain bankruptcy events of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officer are as follows:

Name	Age	Title
Omar Ishrak	67	Chairman, Director
Jean Nehmé	38	Co-Chief Executive Officer
Joshua Fink	45	Co-Chief Executive Officer, Director
Hani Barhoush	47	Director
Michael Harsh	68	Director
Gwendolyn A. Watanabe	51	Director

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

Hani Barhoush has been a director since February 2021. He currently serves as the CEO of Disruptive Investments at Mubadala Investment Company and is responsible for overseeing a number of business Units including Ventures and Growth, Credit Investments, as well as investment programs in France, China, and Russia and CIS. He also oversees Mubadala Capital, Mubadala’s wholly-owned subsidiary focused on 3rd party asset management. He is also a member of Mubadala’s Investment Committee. Additionally, he serves on the board of Fortress Investment Group LLC. Mr. Barhoush joined Mubadala in 2004. Prior to joining Mubadala, Mr. Barhoush was a member of Merrill Lynch’s New York-based investment banking team, where he focused on mergers and acquisitions. Mr. Barhoush holds a B.S.F.S. from Georgetown University’s Edmund A. Walsh School of Foreign Service, an M.P.P. of from Harvard University’s John F. Kennedy School of Government and a J.D. from Harvard Law School.

Michael Harsh has been a director since February 2021. He is a co-founder and Chief Product Officer of Terapede Systems, a digital X-ray startup that focuses on developing an ultra-high resolution medical flat panel X-ray detector. Prior to co-founding Terapede Systems in 2015, Mr. Harsh had a 36-year long career with General Electric, including serving as Global Technology Leader - Imaging Technologies at the GE Global Research Center and culminating with him serving as Vice President and Chief Technology of GE Healthcare. Additionally, he serves on the boards of directors of Endra Life Sciences (NASDAQ: NDRA), Imagion Biosystems (IBX.AX), and EmOpti as well as being a member the Radiological Society of North America (“RSNA”), Research & Education Foundation Board of Trustees. He had previously served as a director for FloDesign Sonics until its acquisition by MilliporeSigma, a division of the Merck Group. Mr. Harsh is a graduate of Marquette University, where he earned a bachelor’s degree in Electrical Engineering. He holds numerous U.S. patents in the field of medical imaging and instrumentation. In 2008, Mr. Harsh was elected to the American Institute for Medical and Biological Engineering College of Fellows for his significant contributions to the medical and biological engineering field.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Hani Barhoush, Michael Harsh and Gwendolyn A. Watanabe is an independent director under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of seven members. Our board of directors has been divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Michael Harsh and Gwendolyn A. Watanabe will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Hani Barhoush, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Omar Ishrak, Jean Nehmé and Joshua Fink, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

Prior to our initial Business Combination, only holders of our Class B common stock will have the right to vote on the election of directors. Holders of our Public Shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of our initial Business Combination, holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended by a resolution passed by the holders of a majority of shares of our Class B common stock.

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

Compensation Committee

The members of our compensation committee are Hani Barhoush and Gwendolyn A. Watanabe. Hani Barhoush serves as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Michael Harsh and Gwendolyn A. Watanabe. Michael Harsh serves as chairman of the nominating and corporate governance committee.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee”) on our website: www.compute-health.com under “Governance - Governance Documents.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Such entities may compete with us for acquisition opportunities. If such entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such Business Combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance - Conflicts of Interest.”

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the consummation of our initial Business Combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial Business Combination within 30 months after the closing of the Initial Public Offering or during any Extension Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such allotted time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (A) one year after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our Sponsor or its permitted transferees until 30 days after the completion of our initial Business Combination. Since our officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	Our officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from them or their affiliates to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Omar Ishrak	Medtronic	Medical Devices	Former Chairman
	Intel	Semiconductors	Director
Jean Nehmé	Medtronic	Medical Devices	Employee(1)
Joshua Fink	Ophir Holdings	Investment Company	Managing Partner
	Electrum Group LLC	Investment Company	Vice Chairman
	SoftBank Investment Advisors	Investment Company	Senior Advisor
	Luma Bio-IT SPV	Investment Company	Managing Partner
Hani Barhoush	MDC Capital Management (RS) Limited(2)	Investment Company	Director
	MIC Capital Partners (US) IM, LLC(2)	Investment Company	Manager
	Fortress Investment Group LLC	Investment Company	Director
Michael Harsh	EmOpti, Inc.	Telehealth Services	Director
	Endra Life Sciences	Life Sciences	Director
	Imagion Biosystems	Life Sciences	Director
Gwendolyn A. Watanabe	H.I.G. BioHealth Partners	Investment Company	Managing Director
	Misonix, Inc.	Medical Devices	Director

(1)	Jean Nehmé is a party to a non-compete agreement with Medtronic. The non-compete agreement precludes Dr. Nehmé from, providing services to any business which may compete with Medtronic, without Medtronic’s consent. The non-competition restriction extends to the later of February 12, 2023 or six months after the end of Dr. Nehmé’s employment by Medtronic. Dr. Nehmé is currently employed by Medtronic. No assurance can be given that Medtronic would provide any consent on terms satisfactory to us or at all. As a result, we may be precluded from pursuing an initial Business Combination with certain businesses, which could limit our prospects for an initial Business Combination and make us a less attractive buyer to certain target companies. In addition, if our initial Business Combination does not cause Dr. Nehmé to violate the non-compete agreement, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Dr. Nehmé to be in breach of the non-compete agreement.
(2)	Includes certain of its funds and other affiliates.

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information available to us at April 3, 2023 with respect to our common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of April 3, 2023.

	Class A Common Stock		Class B Common Stock(2)
Name and Address of Beneficial Owner(1)	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Common Stock
Compute Health Sponsor LLC (our Sponsor)(3)	—	—	21,442,500	99.6%
Jean Nehmé	—	—	21,442,500	99.6%
Joshua Fink	—	—	21,442,500	99.6%
Omar Ishrak	—	—	21,442,500	99.6%
Hani Barhoush	—	—	30,000	*
Michael Harsh	10,000	*	30,000	*
Gwendolyn A. Watanabe	—	—	30,000	*
All directors and officers as a group (6 individuals)	10,000	*	21,532,500	100%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Compute Health Acquisition Corp, 1100 North Market Street, 4th Floor, Wilmington, DE 19890.
(2)	Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-252245) entitled “Description of Securities.”
(3)	Compute Health Sponsor LLC, our Sponsor, is the record holder of the Class B common stock reported herein. The members of our Sponsor, Drs. Nehmé and Ishrak and Mr. Fink, by virtue of their shared control over our Sponsor, may be deemed to beneficially own shares held by our Sponsor.

Our initial stockholders beneficially own approximately 70.0% of the issued and outstanding common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial Business Combination. Our Sponsor, officers and directors have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial Business Combination or amendment to our amended and restated certificate of incorporation.

Our officers and sponsor are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On October 16, 2020, the Sponsor purchased 21,562,500 Founder Shares for an aggregate price of $25,000. The Sponsor agreed to forfeit up to 2,812,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 9, 2021; thus, these 2,812,500 Founder Shares are no longer subject to forfeiture.

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

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per common share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable (except as described in “Item 8. Financial Statements and Supplementary Data.” under “Warrants - Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00”) so long as they are held by the initial purchasers or their permitted transferees.

The purchasers of the Private Placement Warrants agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the initial Business Combination.

If we do not complete an Initial Business Combination within 30 months from the closing of the Public Offering or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Party Notes

On October 16, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the closing of the Initial Public Offering. The Company borrowed approximately $266,000 under the Note and repaid the Note in full upon consummation of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. On April 6, 2021, the Company entered into the Loan Note, or Promissory Note – related party, with the Sponsor, pursuant to which, the Sponsor, in its sole and absolute discretion, may loan to the Company up to $1,500,000 for costs reasonably related to the Company’s consummation of an initial Business Combination. The Loan Note does not bear any interest. The Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The Loan Note is subject to customary events if default, including failure by the Company to pay the principal amount due pursuant to the Loan Note within five business days of the Maturity Date and certain bankruptcy events of the Company.

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of September 30, 2021, $1.5 million was drawn on the Promissory Note - related party, presented at its fair value of $1.4 million on the accompanying unaudited condensed balance sheets. There were no Working Capital Loans outstanding as of December 31, 2020.]5

[5]	Note to accountants: Please update to align with the other disclosure covering this topic.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through December 31, 2022.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Audit Fees(1)	$92,185	$79,245
Audit-Related Fees(2)	$-	$5,000
Tax Fees(3)	$9,785	$8,549
All Other Fees(4)	$-	$-
Total	$101,970	$92,794

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

No.	Description of Exhibit[6]
2.1(1)	Business Combination Agreement, dated as of February 9, 2023, by and among the Company, Compute Health Corp., Compute Health LLC, Allurion Technologies Holdings, Inc. and Allurion Technologies, Inc.
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2(2)	Bylaws of the Company.
4.1(3)	Warrant Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(6)	Description of the Company’s securities
10.1(3)	Letter Agreement, dated February 4, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(3)	Investment Management Trust Agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(3)	Registration Rights Agreement, dated February 4, 2021, among the Company, the Sponsor and certain other security holders party thereto.
10.4(3)	Sponsor Warrants Purchase Agreement, dated February 4, 2021, between the Company and the Sponsor.
10.5(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Osama Alswailem.
10.6(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Hani Barhoush.
10.7(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Joshua Fink.
10.8(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Michael Harsh.
10.9(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Omar Ishrak.
10.10(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Jean Nehmé.
10.11(3)	Indemnity Agreement, dated February 4, 2021, between the Company and Gwendolyn A. Watanabe.
10.12(3)	Administrative Services Agreement, dated February 4, 2021, between the Company and the Sponsor.
10.13(4)	Loan Note, dated April 6, 2021, between the Company and the Sponsor.
10.14(5)	Loan Note, dated July 28, 2022, between the Company and the Sponsor.
10.15(1)	Sponsor Support Agreement, dated as of February 9, 2023, by and among the Company, the Sponsor, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and the independent directors of the The Company
10.16(1)	Stockholder Support Agreement, dated as of February 9, 2023, by and among the Company, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and certain stockholders of Allurion Technologies, Inc.
10.17(1)	Non-Redemption Agreement, dated as of February 9, 2023, by and among the Company, Allurion Technologies, Inc., Pubco and Medtronic, Inc.
10.18(1)	Form of Investor Rights Agreement.
10.19(1)	Form of PIPE Subscription Agreement.
10.20(1)	Form of PIPE Subscription Agreement.
10.21(1)	RTW Side Letter, dated as of February 9, 2023, by and among the Company, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., Compute Health LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited.

10.22(1)	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited.
10.23(1)	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.
10.24(1)	Loan Note Instrument, dated as of February 9, 2023, by and between the Company and the Sponsor.
14.01(6)	Code of Ethics and Business Conduct of the Company.
31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2023.
(2)	Incorporated by reference to the Company’s Form S-1 filed on January 20, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 29, 2022.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: April 3, 2023	/s/ Joshua Fink
By: Joshua Fink
Co-Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Omar Ishrak
Name:	Omar Ishrak
Title:	Chairman of the Board and Director
Date:	April 3, 2023

/s/ Joshua Fink
Name:	Joshua Fink
Title:	Co-Chief Executive Officer (Principal Financial and Accounting Officer) and Director
Date:	April 3, 2023

/s/ Jean Nehmé
Name:	Jean Nehmé
Title:	Co-Chief Executive Officer (Principal Executive Officer)
Date:	April 3, 2023

/s/ Hani Barhoush
Name:	Hani Barhoush
Title:	Director
Date:	April 3, 2023

/s/ Michael Harsh
Name:	Michael Harsh
Title:	Director
Date:	April 3, 2023

/s/ Gwendolyn A. Watanabe
Name:	Gwendolyn A. Watanabe
Title:	Director
Date:	April 3, 2023