Form 10-Q
period 2023-03-31
Compute Health Acquisition Corp.
filed 2023-05-22
CIK 1828608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

As of May 22, 2023, 9,223,194 shares of Class A common stock, $0.0001 par value, and 21,562,500 shares of Class B common shares, par value $0.0001 per share, issued and outstanding.

COMPUTE HEALTH ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I-FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COMPUTE HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$281,008	$765,782
Prepaid expenses	139,989	71,506
Income tax receivable	-	174,922
Total current assets	420,997	1,012,210
Investments held in Trust Account	96,538,916	94,326,613
Total Assets	$96,959,913	$95,338,823

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$42,375	$4,189
Franchise tax payable	50,000	40,000
Due to related party	-	400,000
Convertible promissory note – related party	755,490	182,010
Promissory notes – related party	2,350,000	750,000
Income tax payable	27,152	-
Total current liabilities	3,225,017	1,376,199
Derivative warrant liabilities	13,758,330	3,783,550
Deferred legal costs	7,142,469	4,046,016
Total liabilities	24,125,816	9,205,765

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, $0.0001 par value; 9,223,194 shares issued and outstanding at $10.45 at March 31, 2023 and 9,223,194 shares issued and outstanding $10.24 per share redemption value at December 31, 2022	96,361,720	94,401,540

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 3,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A common stock, $0.0001 par value; 300,000,000 shares authorized ; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 21,562,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	2,156	2,156
Additional paid-in capital	-	-
Accumulated deficit	(23,529,779)	(8,270,638)
Total stockholders’ deficit	(23,527,623)	(8,268,482)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$96,959,913	$95,338,823

The accompanying notes are an integral part of these condensed financial statements.

 COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Month Ended March 31,
	2023	2022
General and administrative expenses	$3,511,785	$533,409
Franchise tax expenses	50,050	50,000
Loss from operations	(3,561,835)	(583,409)
Other income (expense)
Change in fair value of derivative warrant liabilities	(9,974,780)	13,247,800
Change in fair value of convertible promissory note – related party	(573,480)	41,590
Income from investments held in Trust Account	1,012,302	70,395
Interest earned on bank account	905	-
Loss (income) before income tax	(13,096,888)	12,776,376
Income tax expense	202,073	-
Net (loss) income	$(13,298,961)	$12,776,376

Weighted average shares outstanding of Class A common stock, basic and diluted	9,223,194	86,250,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.43)	$0.12

Weighted average shares outstanding of Class B common stock, basic and diluted	21,562,500	21,562,500
Basic and diluted net (loss) income per share, Class B common stock	$(0.43)	$0.12

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	21,562,500	$2,156	$-	$(8,270,638)	$(8,268,482)
Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(1,960,180)	(1,960,180)
Net loss	-	-	-	-	-	(13,298,961)	(13,298,961)
Balance - March 31, 2023	-	$-	21,562,500	$2,156	$-	$(23,529,779)	$(23,527,623)

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	21,562,500	$2,156	$-	$(61,518,209)	$(61,516,053)
Net income	-	-	-	-	-	12,776,376	12,776,376
Balance - March 31, 2022	-	$-	21,562,500	$2,156	$-	$(48,741,833)	$(48,739,677)

The accompanying notes are an integral part of these condensed financial statements.

COMPUTE HEALTH ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Month Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(13,298,961)	$12,776,376
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in deferred legal fees	3,096,453	207,269
Change in fair value of derivative warrant liabilities	9,974,780	(13,247,800)
Change in fair value of promissory note – related party	573,480	(41,590)
Income from investments held in Trust Account	(1,012,302)	(70,395)

Changes in operating assets and liabilities:
Prepaid expenses	(68,483)	104,344
Accounts payable	38,186	16,303
Accrued expenses	-	(158,838)
Franchise tax payable	10,000	(150,045)
Income tax receivable	202,073	-
Net cash used in operating activities	(484,774)	(564,376)

Cash Flows from Investing Activities
Cash deposited in Trust Account for extension	(1,200,000)	-
Net cash used in investing activities	(1,200,000)	-

Cash Flows from Financing Activities:
Proceeds from promissory note to related party	1,200,000	-
Net cash provided by financing activities	1,200,000	-

Net change in cash	$(484,774)	$(564,376)

Cash - beginning of the period	765,782	836,874
Cash - end of the period	$281,008	$272,498

Supplemental disclosure of noncash activities:
Conversion of related party advance to promissory note	$400,000	$-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 7, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.

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

Upon the closing of the Initial Public Offering and the Private Placement, $862.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which was to be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Prior to the Company’s December 2, 2022 Special Meeting (as defined in Trust Account Redemptions and Extension of Combination Period below), the Company instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of its initial Business Combination or liquidation.

In connection with the Extension Proposal as described in Trust Account Redemptions and Extension of Combination Period below, stockholders elected to redeem 77,026,806 shares of the Company’s common stock, representing approximately 71.45% of the issued and outstanding shares of the Company’s common stock and 89.31% of the issued and outstanding shares of the Company’s common stock sold in the Company’s Initial Public Offering. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was approximately $93.0 million. In addition, through the date of this filing, the Sponsor deposited an additional $2.0 million in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor including $400,000 deposited in April 2023, and earned additional income on the Trust Account resulting in approximately $97.3 million held in the Trust Account as of the date of this filing.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company is unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or August 9, 2023, (the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the proposed transaction, holders of the Company’s Class A common stock will have the right to redeem their Class A shares. If holders of the Company’s Class A common stock elect not to redeem their Class A shares in connection with the proposed transaction, such holders will receive, at the closing of the proposed transaction, an additional 0.420455 shares of the Company for each non-redeemed share of the Company’s Class A common stock. Additionally, in connection with the CPUH Merger, the warrant adjustment provision under the Company’s warrant agreement, dated February 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent, is expected to be triggered, and the Parties have agreed to take certain actions, with respect to the applicability of such provision to the Proposed Transactions.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $281,000 in its operating bank accounts and working capital of approximately $379,000 (not taking into account tax obligations of approximately $77,000 that may be paid using investment income earned in Trust Account) and excluding approximately a total of $3.1 million in related party notes. See Note 5.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and borrowings under a Note (as defined in Note 5) from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, a principal amount of $2.25 million is drawn under Working Capital Loans. At March 31, 2023, $750,000 is available for borrowings under Working Capital Loans (see Note 5). In addition, the Company’s Sponsor has agreed to fund the Extension Deposits and costs reasonably related to the Company’s proposed Business Combination in exchange for one or more non-interest bearing unsecured promissory notes issued by the Company to the Sponsor to benefit its Public Stockholders. The first extension payment of $400,000 was made on December 31, 2022. During the three months ended March 31, 2023, the Sponsor funded an additional $1.2 million in these deposits and formalized the first extension payment through a Third Loan Note (as defined in Note 5). As of March 31, 2023, $3.15 million is available for future borrowings under the Third Loan Instrument. In April 2023, the Sponsor deposited an additional $400,000 in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor, and earned additional income on the Trust Account resulting in approximately $97.3 million held in the Trust Account as of the date of this filing. In May 2023, the Company borrowed $500,000 under the Third Loan Note instrument for costs related to the proposed Business Combination.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 4, 2023.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and any cash held in the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2023 and December 31, 2022.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Warrants as of March 31, 2023 and December 31, 2022, is based on observable listed prices for such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is classified as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. Accordingly, as of March 31, 2023 and December 31, 2022, 9,223,194 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes in redemption value are recognized and presented as remeasurement of Class A common stock to redemption value on the accompanying statement of changes in stockholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2023 and December 31, 2022, the Company had a full valuation allowance on its deferred tax assets. The Company’s effective tax rate was (1.54)% for the three months ended March 31, 2023 and 0% for the three months ended March 31, 2022. The effective tax rate differs from the statutory rate of 21%, primarily due to the changes in the fair value of warrant liabilities and the valuation allowance on deferred tax assets. There was no taxable income in the three ended March 31, 2022.

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

Net (Loss) Income Per Share of Common Stock

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

The calculation of diluted net (loss) income per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 34,395,833 shares of common stock in the calculation of diluted income per share, because their exercise is contingent upon future events.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and Diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(3,984,282)	$(9,314,679)	$10,221,101	$2,555,275
Denominator:
Basic and Diluted weighted average shares outstanding	9,223,194	21,562,500	86,250,000	21,562,500
Basic and Diluted net (loss) income per common stock	$(0.43)	$(0.43)	$0.12	$0.12

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

At the Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of the Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by the Company to the Sponsor in a private placement upon consummation of the Company’s initial public offering. The Conversion Warrants are subject to customary registration rights granted by the Company to the Sponsor pursuant to the Loan Note. As of March 31, 2023 and December 31, 2022, $1.5 million was drawn under the Convertible promissory note - related party, presented at its fair value of approximately $755,000 and $182,000 on the accompanying condensed balance sheets.

On July 28, 2022, the Company entered into a second Loan Note Instrument (the “Second Loan Note”) with its Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to Compute Health up to $1.5 million for costs reasonably related to the Company’s consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which Compute Health consummates its initial business combination and (ii) the date that the winding up of Compute Health is effective. On July 28, 2022, the Company borrowed $750,000 under the Second Loan Note. As of March 31, 2023 and December 31, 2022, $750,000 was outstanding under the Second Loan Note and is included in Promissory notes – related party on the condensed balances sheets. As of March 31, 2023, $750,000 is available for future borrowings under the second Loan Note.

On February 9, 2023, the Company entered into the Third Loan Note Instrument with the Sponsor, pursuant to which the Sponsor, in its sole and absolute discretion, may loan to the Company up to $4,750,000 for (i) costs reasonably related to the Company’s consummation of an initial Business Combination and (ii) deposits into the Trust Account in connection with the extension of the deadline for the Company to consummate its initial Business Combination from February 9, 2023 to August 9, 2023. The Third Loan Note does not bear any interest. The Third Loan Note is payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. The Third Loan Note is subject to customary events of default, including failure by the Company to pay the principal amount due pursuant to the Third Loan Note within five business days of the maturity date and certain bankruptcy events of the Company. As of March 31, 2023, $1.6 million was outstanding under the Third Loan Note and is included in Promissory notes – related party on the condensed balance sheets. As of March 31, 2023, $3.15 million is available for future borrowings under the Third Loan Instrument.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party

The Company’s Sponsor agreed that if the Extension Proposal was approved and the Charter Extension became effective, it would make deposits of additional funds (the “Extension Deposits”) into the Trust Account for the aggregate benefit of Public Shares that are not redeemed by the Public Stockholders in connection with the Extension Proposal (collectively, the “Remaining Public Shares”) in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. For each whole month, or portion thereof, that is needed by the Company to complete an initial Business Combination from the date of the Extension Meeting until the August 9, 2023, the Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month. As the Extension Proposal was approved, the Company made contributions to the Trust Account of $400,000, which was funded by advances to the Company from the Sponsor. As of December 31, 2022, $400,000 was outstanding and presented as due to related party on the accompanying balance sheets. Subsequent to December 31, 2022, the advance has been formalized as a promissory note from the Sponsor and is presented as promissory notes – related party on the condensed balance sheets as of March 31, 2023. The Company had $0 and $400,000, in due to related party as of March 31, 2023 and December 31, 2022, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for administrative and support services. The Sponsor has waived these fees through March 31, 2023.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company has an agreement to obtain legal advisory services pursuant to which the Company’s legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of March 31, 2023 and December 31, 2022, the amount of these fees is approximately $7.1 million and $4.0 million, respectively, and is included as deferred legal fees on the accompanying condensed balance sheets.

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

On January 28, 2023, the Company and Credit Suisse agreed to amend the transaction fee in Section 2 of the Arrangement from $8.0 million to $2.0 million. As of March 31, 2023 and December 31, 2022, no expenses have been claimed.

Note 7 - Warrants

As of March 31, 2023 and December 31, 2022, the Company had 21,562,500 Public Warrants and 12,833,333 Private Warrants outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 9,223,194 shares of Class A common stock outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$862,500,000
Less:
Proceeds allocated to Public Warrants	(24,753,640)
Class A common stock issuance costs	(47,036,560)
Plus:
Remeasurement of carrying value to redemption value	71,790,200
Class A common stock subject to possible redemption at December 31, 2021	$862,500,000
Increase in redemption value of Class A common stock subject to redemption	8,444,762
Redemption of 77,026,806 shares of Class A common stock	(776,543,222)
Class A common stock subject to possible redemption at December 31, 2022	$94,401,540
Increase in redemption value of Class A common stock subject to redemption	1,960,180
Class A common stock subject to possible redemption at March 31, 2023	$96,361,720

Note 9 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 3,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 9,223,194 shares of Class A common stock issued or outstanding, all of which are subject to possible redemption and have been classified as temporary equity. See Note 8.

Class B Common Stock - The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 21,562,500 shares of Class B common stock issued and outstanding.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$96,538,916	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$8,625,000	$-	$-
Derivative warrant liabilities - private warrants	$-	$5,133,330	$-
Convertible promissory note - related party – short-term	$-	$-	$755,490

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$94,326,613	$-	$-
Liabilities:
Derivative warrant liabilities - public warrants	$2,371,880	$-	$-
Derivative warrant liabilities - private warrants	$-	$1,411,670	$-
Convertible promissory note - related party – short term	$-	$-	$182,010

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 or 2022.

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

The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022, was measured utilizing the Level 1 input of the observable listed trading price for such warrants.

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

COMPUTE HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs used to measure the fair value of the underlying conversion feature of the promissory note - related party at each measurement dates:

	March 31, 2023	December 31, 2022
Volatility	37.0%	33.9%
Stock price	$0.75	$0.85
Expected life of the options to convert	0.25	0.41
Risk-free rate	4.74%	4.54%
Dividend yield	0.0%	0.0%
Probability of successful Business Combination	53.0%	13.0%

The change in the fair value of the Promissory Note - related party measured with Level 3 inputs for the period for the three months ended March 31, 2023, is summarized as follows:

Fair Value of Promissory Note - related party, December 31, 2022	$182,010
Change in fair value of Promissory Note - related party	573,480
Fair Value of Promissory Note - related party, March 31, 2023	$755,490

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through, the date that the condensed financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events, other than described below, that would have required adjustment or disclosure in the condensed financial statements.

Third Loan Note

In April 2023, the Sponsor deposited an additional $400,000 in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor, and earned additional income on the Trust Account resulting in approximately $97.3 million held in the Trust Account as of the date of this filing. In May 2023, the Company borrowed $500,000 under the Third Loan Note instrument for costs related to the proposed Business Combination.

Amendment to the Business Combination Agreement

On May 2, 2023, in connection with the additional financing that Allurion has raised in connection with its obligations under the Business Combination Agreement (the “Initial Financing”) and the agreements related to the refinancing transactions related to the Initial Financing, Compute Health entered into the BCA Amendment. The BCA Amendment, among other things, amended the calculation of the aggregate number of shares of Pubco Common Stock to be issued to (or reserved for issuance for) Allurion equityholders upon the consummation of the Intermediate Merger to be as follows: (a) 37,812,000 minus (b) (x) a number of shares of Pubco Common Stock equal to (i) 1,400,000 multiplied by (ii) (x) the Backstop Percentage (as defined in the BCA Amendment); provided that the Backstop Percentage shall not exceed one hundred percent (100%) minus (c) a number of shares of Pubco Common Stock equal to (x) (i) 1,500,000 minus (ii) the Backstop Shares (as defined in the BCA Amendment) multiplied by (y) the Net Closing Cash Percentage (as defined in the BCA Amendment); provided that, if the Backstop Percentage equals one hundred percent (100%), then the Allocated Shares (as defined in the BCA Amendment) will be a number of shares of Pubco Common Stock equal to greater of (a) the BCA Backstop Shares or (b) 1,500,000 multiplied by the Net Closing Cash Percentage. Additionally, the BCA Amendment replaced the form of Investor Rights Agreement attached as an exhibit to the Business Combination Agreement with a revised form of Investor Rights Agreement.

The Business Combination would be consummated in accordance with the terms and subject to the conditions as further described in the BCA Amendment and other related supporting agreements as filed with the SEC on a Current Report on Form 8-K on May 2, 2023. Other than as expressly modified by the BCA Amendment, the Business Combination Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on February 9, 2023, remains in full force and effect.

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

On December 2, 2022, our stockholders approved amendments to our Certificate of Incorporation extending the time for us to complete a Business Combination from 24 months from the date of the Initial Public Offering to 30 months from the date of the Initial Public Offering. In connection with the extension, stockholders elected to redeem 77,026,806 shares of our common stock, representing approximately 71.45% of the issued and outstanding shares of our common stock and 89.31% of the issued and outstanding shares of our common stock sold in our Initial Public Offering. As a result, there are currently 9,223,194 shares of our Class A common stock outstanding. After the satisfaction of such redemptions, the balance in our Trust Account was approximately $93.0 million, as described further in “Recent Developments – Trust Account Redemptions and Extension of Combination Period.”

If we are unable to complete a Business Combination within 30 months from the closing of the Initial Public Offering, or August 9, 2023 (which was extended from February 9, 2023 by vote of our stockholders) (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Both proposals were approved. In connection with the Extension Proposal, stockholders elected to redeem 77,026,806 shares of our common stock, representing approximately 71.45% of the issued and outstanding shares of our common stock and 89.31% of the issued and outstanding shares of our common stock sold in the Company’s Initial Public Offering. Approximately $776.5 million was withdrawn from the Company’s Trust Account to pay for the redemption.

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

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of approximately $13.3 million, which consisted of approximately $10.0 million for change in fair value of derivative liabilities, approximately $573,000 for change in fair value of promissory note, $3.5 million of general and administrative expenses and $50,000 of franchise tax expense, partially offset by approximately $1.1 million from income from the investments held in the Trust Account and $900 from interest earned on bank accounts.

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

Liquidity and Going Concern

As indicated in the accompanying unaudited condensed financial statements, at March 31, 2023, we had approximately $281,000 cash in hand, and working capital of approximately $379,000 (not taking into account tax obligations of approximately $77,000 that may be paid using investment income earned in Trust Account), excluding approximately $3.1 million in related party notes including the convertible notes at fair value ($3.85 million of principal) (See Note 5 to Unaudited Condensed Financial Statements). During the three months ended March 31, 2023 and 2022, no funds were withdrawn from the Trust Account to pay franchise and income taxes.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5 to Unaudited Condensed Financial Statements), and borrowings under a Note from the Sponsor of approximately $266,000. The Company repaid the Note in full upon consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined below). As of March 31, 2023 and December 31, 2022, a total principal amount of $2.25 million was drawn under these Working Capital Loans, with $750,000 available for future borrowings at March 31, 2023. Our Sponsor has also agreed to fund the Extension Deposits in exchange for one or more non-interest bearing unsecured promissory notes issued by our Company to the Sponsor. The first extension payment of $400,000 was made on December 31, 2022. During the three months ended March 31, 2023, the Sponsor funded an additional $1.2 million in these deposits and formalized the first extension payment through a Third Loan Note (as defined in Note 5 to Unaudited Condensed Financial Statements). As of March 31, 2023 and December 31, 2022, a total principal amount of $1.6 million and $400,000, respectively, was drawn under the Third Loan Note with $3.15 million available for future borrowings at March 31, 2023. In April 2023, the Sponsor deposited an additional $400,000 in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor, and earned additional income on the Trust Account resulting in approximately $97.3 million held in the Trust Account as of the date of this filing. In May 2023, the Company borrowed $500,000 under the Third Loan Note instrument for costs related to the proposed Business Combination.

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

Related Party Loans

On October 16, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the closing of the Initial Public Offering. We borrowed approximately $266,000 under the Note and repaid the Note in full upon consummation of the Initial Public Offering.

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

At our Sponsor’s option, at any time prior to payment in full of the principal balance of the Loan Note, our Sponsor may elect to convert all or any portion of the unpaid principal balance of the Loan Note into that number of warrants, each whole warrant exercisable for one share of common stock of our Company (the “Conversion Warrants”), equal to: (x) the portion of the principal amount of the Loan Note being converted, divided by (y) $1.50, rounded up to the nearest whole number of warrants. The Conversion Warrants shall be identical to the warrants issued by us to the Sponsor in a private placement upon consummation of our initial public offering. The Conversion Warrants are subject to customary registration rights granted by us to the Sponsor pursuant to the Loan Note. As of March 31, 2023 and December 31, 2022, $1.5 million and $1.5 million was drawn under the Convertible Promissory Note - related party, respectively, presented at the fair value of approximately $755,000 and $182,000 on the accompanying balance sheets, respectively.

On July 28, 2022, we entered into a second Loan Note Instrument (the “Second Loan Note” or “Promissory note - related party) with our Sponsor (“Payee”), pursuant to which, Payee, in its sole and absolute discretion, may loan to our Company up to $1.5 million for costs reasonably related to our consummation of an initial Business Combination. The Second Loan Note does not bear any interest. The Second Loan Note is payable on the earliest to occur of (i) the date on which we consummate the initial business combination and (ii) the date that the winding up of our Company is effective. On July 28, 2022, we borrowed $750,000 under the Second Loan Note. As of March 31, 2023, $750,000 was outstanding under the Second Loan Note and $750,000 is available for future borrowings.

Our Sponsor agreed that if the Extension Proposal was approved and the Charter Extension becomes effective, it would make Extension Deposits into the Trust Account for the aggregate benefit of the Remaining Public Shares in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to our Sponsor. For each whole month, or portion thereof, that is needed by us to complete an initial business combination from the date of the Extension Meeting until the August 9, 2023, our Sponsor will make Extension Deposits of $0.05 into the Trust Account for each Remaining Public Share, up to a total of $400,000 per month, in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to our Sponsor. During the three months ended March 31, 2023, the Sponsor funded an additional $1.2 million in these deposits and formalized the first extension payment through a Third Loan Note. As of March 31, 2023, $3.15 million is available for future borrowings under the Third Loan Instrument.

Deferred Legal Fees

We have an agreement to obtain legal advisory services pursuant to which our legal counsel has agreed to defer their fees until the closing of the Business Combination. The deferred fees will become payable to the legal counsel in the event the Company completes a Business Combination. As of March 31, 2023, the amount of these fees is approximately $7.1 million, included as deferred legal fees on the accompanying consolidated condensed balance sheets included in the financial statements in Part I Item 1 of this Form 10-Q.

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

On January 28, 2023, our Company and Credit Suisse agreed to amend the transaction fee in Section 2 of the Arrangement from $8.0 million to $2.0 million. As of March 31, 2023, no expenses have been claimed.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for administrative and support services. Our Sponsor has waived these fees through March 31, 2023.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such critical policies and estimates are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2022 Annual Report on Form 10-K filed with the SEC on April 4, 2023. There have been no significant changes in the application of our critical accounting policies three months ended March 31, 2023.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Compute Health Corp., Compute Health LLC, Allurion Technologies Holdings, Inc. and Allurion Technologies, Inc.(2)
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
10.1	Sponsor Support Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Compute Health Sponsor LLC, Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and the independent directors of the Compute Health Acquisition Corp.(2)
10.2	Stockholder Support Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Allurion Technologies, Inc. and certain stockholders of Allurion Technologies, Inc.(2)
10.3	Non-Redemption Agreement, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies, Inc., Pubco and Medtronic, Inc.(2)
10.4††	Form of Investor Rights Agreement.(2)
10.5††	Form of PIPE Subscription Agreement.(2)
10.6††	Form of PIPE Subscription Agreement.(2)
10.7††	RTW Side Letter, dated as of February 9, 2023, by and among Compute Health Acquisition Corp., Allurion Technologies Holdings, Inc., Allurion Technologies, Inc., Compute Health LLC, RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited.(2)
10.8††	Revenue Interest Financing Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc., RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited.(2)
10.9††	Bridging Agreement, dated as of February 9, 2023, by and among Allurion Technologies, Inc. and Fortress Credit Corp.(2)
10.10	Loan Note Instrument, dated as of February 9, 2023, by and between Compute Health Acquisition Corp. and Compute Health Sponsor LLC.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2023 and incorporated by reference herein.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
††	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTE HEALTH ACQUISITION CORP.

Date: May 22, 2023		/s/ Joshua Fink
	Name:	Joshua Fink
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)